Form 10-K
period 2009-12-31
FAIRWAY PROPERTIES, INC.
filed 2010-03-31
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2009

                                    Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _____________


                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                       41-2251802
----------------------------------                 ------------------------
 State or other jurisdiction of                        I.R.S. Employer
  incorporation or organization                       Identification No.

                         1614 15th St., Denver, CO 80202
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                 (866) 532-4792

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class registered                        Name of each exchange
                                                        on which registered
----------------------------------                    ------------------------
         Not Applicable                                   Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  COMMON STOCK
                                  ------------
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
                                                                  Yes |_| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

----------------------------- -----------  -------------------------- ----------
Large accelerated filer         [___]      Accelerated filer              [___]
----------------------------- -----------  -------------------------- ----------
Non-accelerated filer           [___]      Smaller reporting company      [_X_]
(Do not check if a smaller
reporting company)
----------------------------- -----------  -------------------------- ----------

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There was no aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2009 since the common stock of the Fairway Properties, Inc. does not trade on any of the markets, at this time.

There were 1,404,000 shares outstanding of the registrant's Common Stock as of March 30, 2010.


                                              TABLE OF CONTENTS

                                                   PART I

ITEM 1                  Business                                                                         1
ITEM 1 A.               Risk Factors                                                                    11
ITEM 1 B.               Unresolved Staff Comments                                                       18
ITEM 2                  Properties                                                                      18
ITEM 3                  Legal Proceedings                                                               18
ITEM 4                  Removed and Reserved                                                            18

                                                  PART II

ITEM 5                  Market for Registrant's Common Equity, Related Stockholder Matters and          18
                        Issuer Purchases of Equity Securities
ITEM 6                  Selected Financial Data                                                         19
ITEM 7                  Management's Discussion and Analysis of Financial Condition and Results of      20
                        Operations
ITEM 7 A.               Quantitative and Qualitative Disclosures About Market Risk                      24
ITEM 8                  Financial Statements and Supplementary Data                                     24
ITEM 9                  Changes in and Disagreements with Accountants on Accounting and Financial       25
                        Disclosure
ITEM 9 A.               Controls and Procedures                                                         25
ITEM 9 A(T).            Controls and Procedures                                                         25
ITEM 9B                 Other Information                                                               25

                                                  PART III

ITEM 10                 Directors, Executive Officers, and Corporate Governance                         25
ITEM 11                 Executive Compensation                                                          28
ITEM 12                 Security Ownership of Certain Beneficial Owners and Management and Related      32
                        Stockholder Matters
ITEM 13                 Certain Relationships and Related Transactions, and Director Independence       33
ITEM 14                 Principal Accounting Fees and Services                                          34

                                                  PART IV

ITEM 15                 Exhibits, Financial Statement Schedules                                         35
SIGNATURES

                           FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO FAIRWAY PROPERTIES, INC. ("FAIRWAY") PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE FAIRWAY'S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: ABILITY OF FAIRWAY'S TO IMPLEMENT ITS BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; FAIRWAY'S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS DOCUMENT OR IN OTHER OF FAIRWAY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FAIRWAY IS UNDER NO OBLIGATION, TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."

                                     PART I

ITEM 1.  BUSINESS
-----------------
GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to "We," Us," or the "Company" are to Fairway Properties, Inc.

ABOUT FAIRWAY PROPERTIES, INC.

Fairway Properties, Inc. ("We," "Us," "Our," or "Fairway") was incorporated under the laws of the State of Nevada on September 10, 2007. It is a Nevada corporation organized for the purpose of offering real estate professionals and advertisers a reliable, high quality, niche marketing tool, www.FairwayProperties.com (the "Website"). Our website is not incorporated as part of this document. We have recently completed development and begun operation of our website. Through the website, we capitalize on the unique features of e-business technology. It enables professionals and advertisers to deliver information about golf properties and related real estate matters to prospective buyers. Buyers can quickly locate, view, and evaluate properties anywhere and anytime they have internet access. We provide an efficient and mutually beneficial means for real estate professionals and advertisers to conduct business with prospective real estate buyers and sellers.

We have begun initial operations. We have no employees at the present time. We outsource website and customer support through Niche Technologies Inc. (dba Niche Properties) ("Niche Properties"), a majority shareholder of the Company. Currently, the executive officers of the Company contribute their services and are not receiving salaries at this time. We will begin to pay salaries to the executive officers in the first fiscal quarter the Company achieves net income, though we cannot make any assurances as to if the Company will achieve net income.

From incorporation through July 31, 2009, we worked with Niche Properties to develop and refine a website that we could use to advertise golf course real estate listings. After several iterations of the website, Niche Properties delivered a functioning system in late July 2009 that could perform all the necessary functionality we need to generate revenue.

FAIRWAY'S CORE SERVICES

     o    Online marketing of property listings for paying listors
     o Property search capabilities for buyers (and connecting them with listors)
     o    Advertising (banners/rich media)
     o Affiliation marketing offering links and advertising to affiliates within the FairwayProperties.com community

FAIRWAY'S REVENUE STREAMS

     o    Property Listing Fees (both one-time and subscriptions)
     o    Listing Upgrade Fees (for featured listings and featured agents)
     o Advertising Fees (for textual, banner, and rich media ads placed throughout the website)
     o    Affiliate Reselling of Niche Properties' Services


WEBSITE STATUS

Our website is currently in a stage of beta testing. Beta testing means we are in a period of development where we are testing the website for quality assurance and implementing functionality to the website. As a part of the beta testing stage we are also gathering feedback from beta website users to help us improve the website for each development cycle. During the beta testing stage several improvements have been added to the website to give us a competitive advantage in the market. These improvements include integration of Omniture SiteCatalyst. This helps us track analytics and behavior of all visitors to the website. It tracks and reports a variety of metrics including how a visitor searches for property on the site, what pages they view, and how they progress through the website's checkout process when purchasing a listing. Omniture SiteCatalyst can be used to track the success of any search engine marketing campaigns using Google Adwords. This allows us to target advertising and marketing to potential customers searching Google. Another important improvement to the site has been integrating PayPal to the checkout process to allow individual property listors to purchase listing packages through the website. This allows the website to process orders on the website so we do not have to restrict orders and transactions to phone calls.

Sales may commence in the beta testing stage but we believe it best to complete testing of the website prior to commencing full commercial operations in order to ensure that the website is functioning properly, optimized with analytic tracking and is capable of being marketed to the public. The beta testing stage is expected to complete during the second or third quarter of 2010. To complete beta testing we must optimize the checkout process on the website to make it easier and more efficient to convert website visitors into customers. This part of the website is fully functional, but needs improved to increase our customer conversion rates according to our analytics. If we are unable to complete these final website developments, we may not be able to market the website or earn revenues to the level we desire.

With our new website operational, we have begun generating minimal revenue and are planning additional steps to support revenue growth:

(1) We hired a commission based salesperson in early October 2009 to begin selling the website's services to real estate agents, property developers, brokerages, and home builders. This salesperson did not perform any sales before leaving the Company in January 2010, but did create a salesperson handbook which we will use once we recruit additional commission based salespeople.

(2) We are in the process of engaging a third party call center to place calls on our behalf to send potential customers to the website where they can sign up to list property and make a payment. Discussions and negotiations are in an advanced stage.

(3) We have conducted, and are planning additional, pay-per-click campaigns with search engines targeting potential property listors. Our most recent campaign in early March 2010 generated our first paying customer through the Website.

(4) We are intending to launch several email marketing campaigns to opt-in customers of other Niche Properties websites. Niche Properties' network of websites deliver lifestyle targeted real estate searches, and
         include          LuxuryProperty.com,          HistoricalProperties.com,
         SkiProperties.com,        BankProperties.com,        EcoProperties.com,
         CastleProperties.com, WaterfrontageProperties.com, MovieProperties.com,
         LoftProperties.com, CollegetownProperties.com, and RaceProperties.com. Niche Properties owns, developed, maintains, updates, and markets the aforementioned websites. We have engaged Mark P Knowles, a search engine optimization specialist, through Niche Properties and our website now has (a) Google page rank of 3 and (b) first page search engine placement for prime keywords like "golf homes," "golf homes for sale," and "golf homes for rent."

(5) We have entered in an Affiliate Agreement with Niche Properties whereby our sales team can resell services offered through the Niche Properties Network to enhance our service offering.

We are working closely with Niche Properties to implement the above activities, which we believe will assist in generating revenue. Niche Properties has monetized two similar lifestyle-based real estate websites (LuxuryProperty.com and HistoricalProperties.com) using these strategies.

Our plan is to earn revenue from the sale of property and agent listings on our web site, as well as reselling services offered through the Niche Properties Network, such as property and agent listings on other niche websites and Luxury Property Blog advertising. We have already earned nominal revenue through both of these activities.

NICHE TECHNOLOGIES, INC., D/B/A NICHE PROPERTIES LICENSE

On October 26, 2007, we entered into a Technology License Agreement ("License") with Niche Technologies, Inc., d/b/a/ Niche Properties, our majority shareholder. Niche Properties owns and operates a collection of lifestyle themed real estate websites. The websites feature all types of property in all areas of the world. Niche Properties makes money from property listing fees and banner advertising on its websites. Niche Properties is a Colorado company that is owned and operated by Michael D. Murphy, Robert Murphy, Sean Murphy, and Darren Murphy.

The Licensed products and services include:

     (a)    Domain    Names:     FairwayProperties.com,     FairwayProperty.com,
Fairway-Properties.com, and Fairway-Property.com

     (b)  FairwayProperties.com   Website:  Includes  initial  site  production,
general site maintenance, and use of the Niche Properties web application and database.

The License has a term of ten years and is from the effective date, and thereafter, shall be automatically renewable for successive 1 year periods, unless 60 days prior to the termination any party hereto gives written notice to the other party of its election not to renew this Agreement for an additional 1 year period, in which event the License shall terminate at the end of the period in which such notice was given. The Royalty Rate is 25% of all membership and advertising revenues. On March 5, 2010, we agreed to amend the License Agreement with Niche Properties to:

     (a)  Waive all prior owing Guaranteed Minimum Royalties;
     (b)  Eliminate the $10,000.00 annual Guaranteed Minimum Royalty;
     (c) Pay a new Guaranteed Minimum Royalty of $500.00 per month beginning with March 2010; and
     (d) Provide us the ability to resell services provided by Niche Properties, for which we will submit 75% of the revenues from these services to Niche Properties.

On September 13, 2007, in exchange for $25,000 together with interest thereon at an annual rate of 10%, we executed an unsecured corporate promissory note with Niche Properties. The note had a term of one year and was due on September 13, 2008. The note was timely paid in full with interest.

On September 19, 2007, we issued 600,000 shares of our common stock to Niche Properties for services valued at $1,400. These services were in connection with their work on our website.

Our financial strategy is to maintain low overhead, cross promote to existing client management relationships, and grow the company organically in the early stages. We will pay 25% of all our core revenues on a monthly basis as a license fee to Niche Properties and 75% of our affiliate revenues on a monthly basis as an affiliate fee to Niche Properties.

E-BUSINESS TECHNOLOGY

As an e-commerce business, we intend to capitalize on the unique features of e-business. These features are not available via traditional offline marketing solutions. As additional marketing dollars shift from traditional offline advertising to online advertising, we are poised to leverage our advanced technology to drive revenues.

E-Business   technology  stands  to  revolutionize  the  traditional   marketing
industry. Fairway Properties, Inc. has designed its business to leverage the core dimensions of e-business technology.

---------------------------- --------------------------------------- ------------------------------------------
      E-BUSINESS TECH                BUSINESS SIGNIFICANCE                   FAIRWAY PROPERTIES, INC.
         DIMENSION                                                                 SIGNIFICANCE
============================ ======================================= ==========================================
UBIQUITY                     The marketplace extends beyond          The desire to search for real estate can
Internet/Web                 traditional boundaries and is removed   happen anytime and anywhere. By
technology is available      from a temporal and geographic          utilizing the power of the internet, our
everywhere: at home, at      location. Shopping, posting listing     marketing and advertising services are
work, and elsewhere via      information, and web surfing can take   designed to create convenience and
mobile devices.              place everywhere the internet is        flexibility for people visiting the
                             available. Customer convenience is      Website.
                             enhanced and shopping costs are
                             reduced.
---------------------------- --------------------------------------- ------------------------------------------


---------------------------- --------------------------------------- ------------------------------------------
 E-BUSINESS TECH DIMENSION           BUSINESS SIGNIFICANCE             FAIRWAY PROPERTIES, INC. SIGNIFICANCE
============================ ======================================= ==========================================
GLOBAL REACH                 Cultural and national boundaries are    As the world becomes more globalized the
The technology reaches       not an issue for the internet. As the   internet gives us the ability to
across national              world becomes more globalized the       leverage its services across the planet.
boundaries.                  internet is the primary means to        Our clients are not restricted by
                             reach anyone at anytime.                geographic location if they wish to use
                             "Marketspace" includes potentially      our services. Advertisers on the Website
                             billions of consumers and millions of   can reach a global audience.
                             businesses worldwide.
---------------------------- --------------------------------------- ------------------------------------------
RICHNESS                     Video, audio, and text                  By using media rich content visitors to
The internet makes           marketing messages are                  the Website will be able to fully
video, audio, and            integrated into a single                experience properties. Off-line
text marketing               marketing message and                   marketing techniques can not convey the
possible                     consumer 'experience.'                  richness of internet technologies. We
                                                                     will integrate video, audio,  and text
                                                                     marketing to create a dynamic experience
                                                                     for our users.
---------------------------- --------------------------------------- ------------------------------------------
INTERACTIVITY                Consumers are engaged in a              Rich content and productive usability
E-business                   dialogue that dynamically               will make the Website an extremely
technology works             adjusts the experience to the           interactive experience. People will be
through interaction          individual, and makes the               able to post and view listings. They
with the user.               consumer a co-participant in            will be able to view agent, brokerage,
                             the process of delivering goods         and development profile pages. There
                             to the market.                          will be videos, which are one of the
                                                                     most engaging forms of media on the
                                                                     internet.
---------------------------- --------------------------------------- ------------------------------------------
INFORMATION                  Information processing, storage, and    We will be able to display large amounts
DENSITY                      communication costs drop                of listing information.  Unlike off-line
Web technology reduces       dramatically, while relevance,          techniques it will not be restricted to
information costs and        accuracy, and timeliness improve        a page of a newspaper or catalogue.
raises quality.              greatly.  Information becomes
                             plentiful and accurate.
---------------------------- --------------------------------------- ------------------------------------------
PERSONALIZATION              Personalization of marketing messages   The primary strategic advantage of our
The technology allows        and customization of products and       Company is our ability to target a niche
personalized messages to     service are based on individual         real estate market. As internet users
be delivered to              preferences.                            become more plentiful and search becomes
individuals and groups.                                              more refined, users will gravitate to
                                                                     niche sites that are tailored and
                                                                     dedicated to their interests.
---------------------------- --------------------------------------- ------------------------------------------

STRATEGY AND SALES SUMMARY

SERVICES COMPETITIVE ADVANTAGE

VERTICAL SEARCH - The recent trend of vertical search (a methodology allowing users to search across specialized and targeted fields) is changing the online real estate market. It saves users time and effort, and delivers more meaningful search results. We, in our specific golf real estate vertical, seek to capitalize on this trend.

RICH MEDIA - Web 2.0 is defined by rich, interactive media. We intend to use video and a blog to convey a unique and dynamic user experience. Video is still very new to online real estate, and the ability to implement this technology will set us apart from our competitors.

SITE DESIGN AND USABILITY - Our website includes professional programming, code, and design. Most competitors in this niche market use websites that lack the usability of our website. Visitors to websites choose to leave or stay in a matter of moments. By showcasing our site, we plan to retain visitors to our site, which we believe will increase page views, traffic and ultimately, revenue.

DOMAIN NAMES - Many niche real estate websites have long domain names, which are too long to be effective or memorable. We look to capitalize where our competition has failed by securing premium niche domain names through licensing agreements. These short, generic, and market specific names have a greater likelihood of generating direct navigation traffic to the Website.

SALES STRATEGY

SALESFORCE - The majority of the sales cycle will be processed through the Customer Relationship Management (CRM) application Salesforce.com. We will track leads, create accounts, run reports, and pursue sales campaigns through this application. Leads will be generated through golf course community networks, viral marketing, cold calling, and email campaigns. All information for these processes will be tracked through Salesforce. The use of Salesforce.com is provided by Niche Properties.

SEARCH ENGINE OPTIMIZATION - We intend to use search engine optimization techniques to improve search rankings and drive traffic to the Website. These will include providing rich content on the site, using appropriate descriptions, titles, keywords, and meta data in the page source code, and generating links from external sites with appropriate anchor text.

SEARCH ENGINE MARKETING - Through our website Licensor, Niche Properties, we intend to use highly scalable and efficient pay-per-click techniques. These consist of targeting keywords that buyers and sellers of real estate often use on search engines, and then creating advertisements that will appear when someone searches for those keywords across all major search engines, including Google, Bing, and Yahoo.

EMAIL MARKETING - We will design and coordinate email campaigns targeted to sellers of golf real estate. These emails will have tracking code to determine click through rates and user behavior on the website in order to gauge the effectiveness of the emails.

PHONE SALES - We will utilize a trained group of consultants to place phone calls to golf real estate agents. Larger revenue deals, such as those geared towards golf course developments and real estate brokerages, will be handled by company executives.

NICHE PROPERTIES NETWORK RESELLING - FairwayProperties.com is a member of the Niche Properties Network, a collection of real estate websites focused on lifestyle real estate. Several members of the network offer packages that include listing syndication to FairwayProperties.com. When a listing syndication deal is done by a member website, we receive a percentage of the revenue for placing the listings on FairwayProperties.com.

LISTING PACKAGES

We offer two types of listing packages for individual property listors. The first, our pay-per-listing package, is geared towards those wishing to list a finite amount of properties for a finite period of time. The second, our subscription package, caters to those wishing to list unlimited properties for as long as they want. Listings purchased under both packages receive the same benefits on FairwayProperties.com, which include:

     (1) Property listing page with photos and information about the property
     (2) Link to the property listor's website
     (3) Property listor contact information displayed with property listing
     (4) Custom FairwayProperties.com url that is indexed by search engines

Pay-Per-Listing Packages:

        o        1 listing for 3 months - $9.98/month
        o        3 listings for 3 months - $29.95/month
        o        5 listings for 3 months - $49.92/month
        o Additional months may be purchased on a per listing basis for $9.98/month

Subscription Packages:

        o        Unlimited  listings  for 3 months -  $49.98/month
        o        Unlimited  listings for 6 months - $41.66/month
        o        Unlimited listings for 12 months - $29.16/month

We also offer two programs geared toward real estate brokerages: our Company Listing Plan and our Company Partnership Plan.

Company Listing Plans:

These plans are designed for companies wishing to display all of their properties on one or more sites within the Niche Properties Network. Listing Plans include the following: (1) data feed of unlimited listings displayed on the FairwayProperties.com, (2) company profile page with contact information and logo, and (3) syndication to two additional sites within the Niche Properties Network. Pricing for the Company Listing Plans is as follows:

                                                 6 MONTHS          12 MONTHS
                                                 --------          ---------
         Small Companies (1-100 agents)         $6,000 USD         $8,000 USD
         Medium Companies (101-500 agents)      $7,500 USD         $10,000 USD
         Large Companies (501+ agents)          $9,000 USD         $12,000 USD

Company Partnership Plans:

These plans are designed for companies wishing to promote FairwayProperties.com to its agents in exchange for the following:

     (1) $10 referral fee for each agent that registers on the website
     (2) Co-branded welcome page which describes the agent listing packages
     (3) All Company agents receive 20% off regular listing package prices; and
     (4) No monetary fees for Companies.

Companies participating in the Partnership Plan must (1) place a link to FairwayProperties.com on its website homepage or partner page and (2) send at least one email to its agents promoting the partnership.

COMPETITION, MARKETS, REGULATION AND TAXATION

COMPETITION.

We plan to compete through the use of our website, an easy to use web application that provides real estate professionals and advertisers a reliable, high quality alternative to traditional offline real estate marketing. The Company is a B2B business. We sell online marketing and advertising to real estate companies and businesses. Further, the website can also be considered a B2C2C business. This term means we (a business) sell listings to individual real estate professionals (consumers) who can then use the website to market and advertise to their customers (consumers). We use the term B2C2C to show how our model helps individual real estate professionals target their potential clients. However, by strict definition we are a B2B business since we sell marketing and advertising services to business and real estate professionals acting on behalf of their business.

While our management team has significant business experience, we, as a company, have no proven track record in the internet based real estate marketing industry. We can provide no assurance that we will be able to successfully market a commercially viable product or compete in this industry.

We will potentially compete with numerous providers of real estate software and real estate services companies such as, GolfCourseHome.net, GolfCourseRealty.com, GolfHomeConnect.com, and GolfHomes.com. Recently, two of our top competitors shifted their business model from a free listing service to a pay-for listing service. We believe this shift validates our model but may pose a competitive threat if we are not able to execute our marketing and advertising campaigns.

         GOLFCOURSEHOME.NET

This site is our largest competitor. It is more than just a single website; it is a network of 26 member sites which all have some connection to the golf community niche. This `network' allows them to generate traffic and spread their reach across localized markets. Effectively, they are taking the `niche' concept a step further by looking at golf communities within the general golf niche. On its primary site, GolfCourseHome.net, an agent, brokerage, or homebuilder can list a community for $3,425 and get his/her/its community listed on all of the pertinent member sites. The listing entity receives the leads generated from its community listings.

         GOLFCOURSEREALTY.COM

This is a website featuring searches for golf homes, communities, and condos. The site generates traffic by supplying content from a large golf syndicating platform (Golf Publishers). A user can create a free account and list a property. The site generates revenue by selling Google AdSense ads and upgraded listing packages.

         GOLFHOMECONNECT.COM

This site has similar navigation to GolfCourseRealty.com. It also generates revenue through Google AdSense. It recently shifted its business model from a free listing service to a pay-for listing service. It generates revenue through three listings packages. Higher priced listing packages offer more features and benefits.

         GOLFHOMES.COM

GolfHomes.com was recently acquired by the Dream Home Network, owned and operated by LakeHouse.com. The company is similar to Niche Properties in that they operate niche focused real estate websites. Their two websites are GolfHomes.com and LakeHouse.com. Following the acquisition, the GolfHomes.com website and model changed to reflect the one being used on LakeHouse.com. It shifted from a site that earned revenue from referral fees to a site with a pay-for listing model.

COMPETITION AND ADVANTAGE

Two of our four competitors recently shifted from a free listing service (using Google AdSense and referral commissions) to a pay-for listing model. We believe this shift validates our model, but may pose a competitive threat. To defend against this threat and create an advantage we've done several things.

FairwayProperties can be self service for agents to purchase and list properties. We've integrated a PayPal checkout feature into FairwayProperties.com to make it easy, safe and secure for customers to purchase and list properties. Of our competitors only GolfHomeConnect.com uses PayPal. This feature provides real estate professionals the ability to purchase a listing directly on the website. We do not have to call or invoice a customer to transact a payment. Our model is more efficient since we can allocate our sales resources to calling top customers (companies) while we can continually monetize individual real estate professionals directly through the Website.

FairwayProperties.com also distinguishes itself by providing real estate professionals and companies a do-it-yourself listing option. Two of our competitors recently shifted to this model (GolfHomeConnect.com and GolfHomes.com) because it is more efficient and effective to list properties. This feature allows individuals and companies the ability to list their property on the Website. They do not need to mail or email their information to us to get their property listed on the Website. We do provide customer service if they need help listing their property, but we've found many individual real estate professionals prefer to customize their listings on their own.

We also distinguish our service based on our range of features and pricing flexibility. Our entry level package (1 listing for 3 months - $9.98/month) is similar to GolfHomes.com. However, our listing service provides more customizations to the property including unlimited pictures, text, links and an agent profile page. Our top end product is geared to real estate companies and offers greater benefit than any of our competitors can offer. By purchasing a Company Listing Plan, our clients can syndicate listings to every suitable site in the Niche Properties Network. This provides greater advertising and marketing value for our clients, something the competition can not offer.

We believe our target audience will pay to list on our site because we've seen the model work on two other websites in the Niche Properties Network, LuxuryProperty.com and HistoricalProperties.com. It is a proven model. We attract and convert customers using search engine marketing (primarily Google Adwords), search engine optimization (increasing search result rankings for top keywords) and through analytics with Omniture SiteCatalyst. None of our competitors use Omniture SiteCatalyst. We believe using Omniture SiteCatalyst is our greatest competitive advantage. It requires signficant technical knowledge and time to implement provided by Omniture. It helps us increase sales conversions by tracking what visitors are doing on the website. We know exactly where they click, where they go on the website and when they leave. This helps us know what is working and what isn't. With this information we optimize pages that help create the best return on the advertising and marketing money we spend to attract visitors to the site. None of our competitors have access to this sort of information on their website and will not be able to compete with our ability to drive on-site customer conversions.

Our management team has a proven track record building real estate websites that generate revenue. During the last two years they have successfully built and monetized LuxuryProperty.com and HistoricalProperties.com. These website are operated by Niche Properties. Both websites operate a similar business model to FairwayProperties.com. We believe our management's success with these other sites is evidence of the viability of our business model. We also believe it shows our management team's ability to generate revenue in the real estate marketing and advertising industry. However, we can provide no assurance that we will continue to have similar success with FairwayProperties.com and be able to successfully market a commercially viable product or compete in the golf real estate vertical.

MARKETS.

Our target market consists of real estate agents, for-sale-by-owner sellers, brokerages, golf communities, home builders, and resorts that may require marketing and advertising services for properties on or near golf courses worldwide. In North America alone there are approximately 7,955 public courses, 995 resort courses, 4,256 private courses, 3,541 semi-private courses, and 197 military courses (Source: GOLF MAGAZINE - Golf Course Guide).

         BROKERAGES

A brokerage that signs up on the site can display any of its niche related properties on the website. Some brokerages have numerous fairway properties while others have only a few. The website will initially target those brokerages with a significant amount of listings.

         AGENTS

If a brokerage does not sign up, an individual broker or agent may want an account and/or profile to market his listings and/or himself. We will create a brokerage company account (as a placeholder) to associate that agent in system. This will create an additional brokerage lead for us. If the agent chooses the standard account, only his listings will appear on the site. If he upgrades to a premium account, then the agent will get a profile on the site. Since most agents only have a few niche listings it will be very easy for them to personally upload their information to the site.

         HOME BUILDERS

Home builders are companies/individuals interested in listing their new construction listings on the site. Their company information and listings will be displayed on a profile page if they upgrade to a premium or featured account. Home builders represent a section of the market frequently overlooked by real estate websites.

         GOLF COMMUNITIES

These are companies that build, operate, and/or manage exclusive gated golf course communities. These communities are a major market segment. It will be much easier to market our services to a community built around the same niche as we promote. We intend to provide these companies value by marketing to their target audience.

         RESORTS

Resorts encompass any type of rental or non-ownership accommodation associated within this niche market. A resort will be able to enter company information on its profile page. This is a way for resorts to target prospective travelers interested in staying on or around golf courses when they travel.

         OWNERS

"For-sale-by-owner" listors are typically private sellers who have undertaken the marketing of their properties without the assistance of a real estate professional to save on commission costs. Any for-sale-by-owner listor will be able to list his property on the site for a fee.

GOVERNMENTAL REGULATION.

Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any such laws or regulations may decrease the growth of commerce over the Internet, increase our cost of doing business or otherwise have a harmful effect on our business.

Currently, governmental regulations have not materially restricted the use or expansion of the Internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New and existing laws may cover issues that include:

     *     Sales and other taxes;
     *     User privacy;
     *     Pricing controls;
     *     Characteristics and quality of products and services;
     *     Consumer protection;
     *     Cross-border commerce;
     *     Libel and defamation;
     *     Copyright, trademark and patent infringement; and
     *     Other claims based on the nature and content of Internet materials.

These new laws may impact Niche Properties ability to develop and our ability to market the website application in accordance with our business plan.

ITEM 1A.  RISK FACTORS
----------------------
                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Fairway's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Fairway actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Fairway to implement its business strategy; ability to obtain additional financing; Fairway's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this document or in other of Fairway filings with the Securities and Exchange Commission. Fairway is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                                  RISK FACTORS

                          GENERAL BUSINESS RISK FACTORS

OUR COMPANY RISK FACTORS

Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this prospectus, before purchasing any of the shares of our common stock.

WE INCORPORATED AND NOW OPERATE THE COMPANY DURING A SEVERE REAL ESTATE DOWNTURN, AMIDST POOR GENERAL ECONOMIC CONDITIONS.

After boom years during the mid 2000's, the real estate industry has suffered difficult times the past several years. Fewer houses have sold, times on market have increased, overall price levels have dropped, and the number of real estate agents has declined as many professionals have moved to different industries to find enough work to make ends meet. Further, less people are looking to buy real estate given the uncertain economic outlook and general condition of the economy.

OUR BUSINESS IS A DEVELOPMENT STAGE COMPANY AND UNPROVEN AND THEREFORE RISKY.

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the internet marketing business, especially in view of the intense competition from existing businesses in the industry.

WE HAVE A LACK OF REVENUE HISTORY AND HAVE A LIMITED PERFORMANCE HISTORY SINCE WE ARE A START-UP COMPANY.

We were incorporated on September 10, 2007 for the purpose of engaging in any lawful business and have adopted a plan to offer real estate professionals and advertisers a reliable, high quality, niche marketing tool, FairwayProperties.com that enables professionals and advertisers to deliver information about golf properties and related real estate matters to prospective buyers. We have had only nominal revenues since incorporation and only subsequent to December 31, 2009. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate profits or that the market price of our common stock will be increased thereby.

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to development and marketing costs for an on-line golf course real estate sales tool, licensing fees from Niche Properties for a website and domain names, and to fund the costs and fees associated with being a smaller reporting company and could exceed $32,000 in the next twelve months. We have cash as of the date of this filing of approximately $35,000.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between us and our officers and directors. Our Officers and Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. Our officers are spending part-time in this business - up to 10 hours per week.

WE MIGHT NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to carryout the business plan in the internet marketing industry. Our ultimate success depends upon our ability to generate revenue. If we are unable to generate sufficient revenues, we may need to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we determine a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

WE MAY IN THE FUTURE ISSUE MORE SHARES WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized, but unissued, common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

WE ARE NOT DIVERSIFIED AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the internet marketing industry and therefore increase the risks associated with our operations due to lack of diversification.

WE WILL DEPEND UPON MANAGEMENT BUT WE WILL HAVE LIMITED PARTICIPATION OF MANAGEMENT.

We currently have four individuals who are serving as our officers and directors, each up to 10 hours total per week and each on a part-time basis. Our directors are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

OUR OFFICERS AND DIRECTORS ARE NOT EMPLOYED FULL-TIME BY US WHICH COULD BE DETRIMENTAL TO THE BUSINESS.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, our officers and directors may have potential conflicts including their time and efforts involved in participation with other business entities. Each officer and director of our business is engaged in business activities outside of our business, and the amount of time they devote as Officers and Directors to our business will be up to 10 hours per week.

We do not know of any reason other than outside business interests that would prevent them from devoting full-time to our Company, when the business may demand such full-time participation.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director.

RISK FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS

WE ARE DEPENDENT ON THE WEB APPLICATION PROVIDED BY NICHE PROPERTIES TO PROVIDE THE FUNCTIONALITY FOR OUR WEBSITE. IF THE NICHE PROPERTIES WEB APPLICATION CONTAINS PROGRAMMING ERRORS OR DEFECTS, IT WOULD ADVERSELY AFFECT OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS.

The development and operation of our website requires that we be integrated with the Niche Properties web application. There is a risk that the system integration and software programming that we receive from Niche Properties will contain errors and defects including errors and defects in the system's security subsystem that we will not be able to discover until we commence operations with a particular version of the system software. The website may develop system errors or defects or security failures that cause harm to our users' data. Problems experienced by users and loss of users data and business processes will adversely impact our reputation and ability to earn revenues, to retain existing customers or to develop new customers.

IF WE ARE NOT ABLE TO ADAPT TO RAPID TECHNOLOGY CHANGES AFFECTING OUR WEBSITE AND CONTINUALLY UPGRADE THE SERVICES AND OFFERINGS OF OUR WEBSITE TO OUTPERFORM OUR COMPETITION, WE MAY NOT BE ABLE TO ATTRACT OR RETAIN CUSTOMERS AND OUR BUSINESS WILL FAIL.

We will rely on Niche Properties, to continually update the website's technology once we emerge from the beta stage in order to address technological changes. The market for websites such as ours is subject to rapid technological changes; frequent new service offerings and changes in customer requirements. We may be unable to respond quickly or effectively to these changes, as we rely on Niche Properties for our website. If Niche Properties is unable to update and refine our website and services once the beta stage is complete in response to technological changes, we may then not be able to attract or retain customers and our business will fail.

IF NICHE PROPERTIES IS UNABLE TO REFINE THE FAIRWAYPROPERTIES.COM WEB SITE OR WE ARE UNABLE TO DEVELOP A MARKET FOR OUR INTERNET WEBSITE, OUR ABILITY TO GENERATE REVENUE WOULD BE LIMITED.

Our website is currently in the beta development stage. Sales have commenced in this stage but we believe it best to complete testing of the website prior to commencing full commercial operations in order to ensure that the website is functioning properly and is capable of being marketed to the public. If we are unable to complete these final website developments, we will not be able to market our program or earn revenues to the level we desire.

WE RELY ON MR. SEAN MURPHY, OUR PRESIDENT, AND MR. MICHAEL D. MURPHY, OUR CEO, WHO DO NOT DEVOTE THEIR FULL BUSINESS TIME TO OUR BUSINESS.

We rely principally on Mr. Sean Murphy and Mr. Michael D. Murphy for their entrepreneurial skills and experience to implement our business plan. Presently Messrs. Murphy and Murphy do not devote their full time and attention to our affairs which could result in delays in implementing our business plan. Our success depends to a critical extent on the continued efforts of services of our President and Chief Executive Officer.

If we were to lose Messrs. Murphy and Murphy, we would be forced to expend significant time and money in the pursuit of a replacement, which would result in both a delay in the implementation of our business plan and the diversion of limited working capital. We can give you no assurance that we can find satisfactory replacements for these key executive officers at all, or on terms that are not unduly expensive or burdensome to our company. We do not currently carry a key-man life insurance policy on Mr. Michael D. Murphy or Mr. Sean Murphy, which would assist us in recouping our costs in the event of the loss of either of these officers. Moreover, we do not have an employment agreement with any of our directors or officers including Messrs. Murphy and Murphy. Accordingly, if Messrs. Murphy and Murphy do not continue to manage our affairs, or devote sufficient amounts of their business time to enable us to implement our business plan, our business would likely fail and you may lose your entire investment.

OUR OFFICERS AND DIRECTORS ARE RELATED TO ONE ANOTHER AND ARE THE MAJORITY SHAREHOLDERS OF THE COMPANY. AS SUCH THERE IS A POSSIBILITY OF THEM CONTROLLING THE COMPANY TO THE DETRIMENT OF OUTSIDERS.

Messrs. Michael D. Murphy, Sean Murphy and Darren Murphy are brothers. Robert Murphy is their uncle. Together, Michael, Sean, Darren and Robert Murphy are majority shareholders of Niche Properties, the majority shareholder of our Company. As such they will be able to control the operations and the direction of the Company with very little outside influence. Our fourth Director, Ed Sigmond, is not related to the Murphy family.

SOME OF OUR BUSINESS ASSOCIATES HAVE NOT SIGNED A CONFIDENTIALITY AGREEMENT. AS SUCH THERE IS THE RISK THAT INFORMATION COULD BE DISCLOSED TO OTHER PARTIES AND USED BY OTHER PARTIES CAUSING IRREPARABLE HARM TO OUR BUSINESS OR POTENTIALLY BUSINESS FAILURE.

Even though our confidentiality agreement provides protection for us to a certain degree, some of the Company's business associates have not executed a confidentiality agreement. These business associates could disclose pertinent information to another party and the information could be used by the party. This could cause irreparable harm to our Company and may cause our business to fail.

WE WILL EXPERIENCE SUBSTANTIAL COMPETITION FOR SUPPLIES IN THE BUSINESS TECHNOLOGY INDUSTRY.

We will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we do. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on us.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY NEVADA STATUTE.

Nevada Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.

This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS' LIABILITY TO US AND SHAREHOLDERS IS LIMITED.

Nevada Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, we anticipate that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

RISK FACTORS RELATED TO OUR STOCK

BECAUSE MICHAEL D. MURPHY, OUR CEO, AND ROBERT MURPHY, ONE OF OUR DIRECTORS, CONTROL APPROXIMATELY 53% OF OUR OUTSTANDING COMMON STOCK, THEY WILL CONTROL AND MAKE CORPORATE DECISIONS AND INVESTORS WILL HAVE LIMITED ABILITY TO AFFECT CORPORATE DECISIONS.

Messrs. Michael D. Murphy and Robert Murphy control approximately 43% of the outstanding shares of our common stock beneficially through Niche Properties, our majority shareholder. This beneficial ownership, combined with their individual holdings in Fairway, gives them almost complete influence in determining the outcome of all corporate transactions and business decisions. The interests of Messrs. Murphy and Murphy may differ from the interests of the other stockholders, and since they have the ability to control most decisions through their control of our common stock, our investors will have limited ability to affect decisions made by management.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a "penny stock" company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

WE WILL PAY NO FORESEEABLE DIVIDENDS IN THE FUTURE.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

NO PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

There is no public market for our common stock, and no assurance can be given that a market will develop or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Factors such as those discussed in the "Risk Factors" section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities.
Even if a purchaser finds a broker willing to effect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR INVESTORS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

WE ARE A REPORTING COMPANY, BUT OUR STOCK IS NOT PUBLICLY TRADED.

There is no trading market for our common stock. We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, pursuant to Section 15d of the Securities Act and we are registered under
Section 12(g). As a result, shareholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. We intend to provide our shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with generally accepted accounting principles audited by independent certified public accountants and we intend to be registered under the Securities Exchange Act, Section 12(g).

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------
On November 18, 2009, we filed a Registration Statement on Form 10 with the Securities and Exchange Commission ("SEC"). On December 15, 2009, in connection with the filing on Form 10 we received a comment letter from the SEC regarding the disclosures in the filing on Form 10. We have been in the process of preparing our response to such comments and amending our Form 10 filings for such comments and will be filing such documents with the SEC in the near future.

ITEM 2.  PROPERTIES
-------------------
Our executive offices are located at 1614 15th St, Denver, CO 80202 and the telephone number is (866) 532-4792; and the fax number is (866) 789-4653. At this time Niche Properties allows Fairway to use its offices for its operations without charge.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------
Fairway anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Fairway cannot assure that their ultimate disposition will not have a materially adverse effect on Fairway's business, financial condition, cash flows or results of operations. As of the filing of this document, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4.  (REMOVED AND RESERVED)
-------------------------------
Not applicable.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
--------------------------------------------------------------------------------
MARKET INFORMATION

Currently there is no public trading market for our stock, and we have not applied to have the common stock quoted for trading in any venue. We intend to apply to have the common stock quoted on the OTC Bulletin Board immediately after the effectiveness of our Form 10 filing. No trading symbol has yet been assigned.

RULES GOVERNING LOW-PRICE STOCKS THAT MAY AFFECT OUR SHAREHOLDERS' ABILITY TO RESELL SHARES OF OUR COMMON STOCK

Our stock currently is not traded on any stock exchange or quoted on any stock quotation system. We intend to solicit a broker to apply for quotation of common stock on the FINRA's OTC/BB, after the effectiveness of our Form 10 filing.

Quotations on the OTC/BB reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock will be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the Nasdaq system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are and may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser's written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

HOLDERS

As of March 30, 2010, we have approximately 43 shareholders of record of our common stock. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144(k), a person who has not been one of our affiliates at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 6 months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

DIVIDEND POLICY

As of the filing of this annual report, we have not paid any dividends to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2009, we made no sale or issuance of our unregistered securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Fairway did not repurchase any shares of its common stock during the year ended December 31, 2009.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
MANAGEMENTS' DISCUSSION AND ANALYSIS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR AUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, SUCH AS STATEMENTS RELATING TO OUR FINANCIAL CONDITION, RESULTS OF OPERATIONS, PLANS, OBJECTIVES, FUTURE PERFORMANCE AND BUSINESS OPERATIONS. THESE STATEMENTS RELATE TO EXPECTATIONS CONCERNING MATTERS THAT ARE NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS REFLECT OUR CURRENT VIEWS AND EXPECTATIONS BASED LARGELY UPON THE INFORMATION CURRENTLY AVAILABLE TO US AND ARE SUBJECT TO INHERENT RISKS AND UNCERTAINTIES. ALTHOUGH WE BELIEVE OUR EXPECTATIONS ARE BASED ON REASONABLE ASSUMPTIONS, THEY ARE NOT GUARANTEES OF FUTURE PERFORMANCE AND THERE ARE A NUMBER OF IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. BY MAKING THESE FORWARD-LOOKING STATEMENTS, WE DO NOT UNDERTAKE TO UPDATE THEM IN ANY MANNER EXCEPT AS MAY BE REQUIRED BY OUR DISCLOSURE OBLIGATIONS IN FILINGS WE MAKE WITH THE SECURITIES AND EXCHANGE COMMISSION UNDER THE FEDERAL SECURITIES LAWS. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM OUR FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009 INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

Fairway  is a  development  stage  company  and has  minimal  revenue  producing activities. Niche Properties delivered a website with the necessary functionality for us to generate revenue in late July 2009. We worked with Niche Properties throughout 2009 to refine the website and prepare it for operations. Since the website launched, we have been focused on hiring salespeople, amassing prospect lists, preparing email marketing campaigns, and optimizing our search engine rankings. Using this revenue generating strategy, Niche Properties has generated revenue for two of its related niche lifestyle websites (LuxuryProperty.com and HistoricalProperties.com).

IN FURTHERANCE OF OUR BUSINESS MODEL:

On October 26, 2007, we entered into a licensing agreement with Niche Properties to secure use of its Niche Properties web application and the fairwayproperties.com domain name. We agreed with Niche Properties to amend this licensing agreement on March 5, 2010, to change the Minimum Guaranteed Royalty rate and allow us to resell the services offered through the Niche Properties Network.

The projected time to complete each of the elements of our plan of operations and its anticipated cost are discussed below:

----------------  --------------------------------------------------------------
1st Quarter 2010  Completion of Registration Statement.  Initial pay-per-click and email marketing campaigns to generate revenue and solicit feedback from customers. Enter into Affiliate Agreement with Niche Properties and begin reselling the services offered through the Niche Properties Network.
----------------  --------------------------------------------------------------
2nd Quarter 2010  Marketing and selling of golf-centric real estate website and building awareness and interest in the real estate industry regarding the advantages and effectiveness of the Company's solution to the golf real estate niche.
----------------  --------------------------------------------------------------
3rd Quarter 2010  Continue phone sales.  Partner with golf-related companies to promote advertising on the Website. Send additional email marketing messages to prospects. Further strengthen our search engine optimization to drive online conversions.
----------------  --------------------------------------------------------------
4th Quarter 2010  Same as 2nd Quarter  and 3rd Quarter 2010. Also, cross promote the Website through other niche real estate websites and find banner advertisers interested in targeting property searchers on our website.
----------------  --------------------------------------------------------------

Based on our current cash reserves of $35,000, we have an operational budget of over one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2010. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED  DECEMBER  31, 2009  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2008.

During the years ended December 31, 2009 and 2008, we did not recognize any revenues from our operations. Operations during this period were focused on the development our website and not on revenue generating activities.

During the year ended December 31, 2009, we incurred operational expenses of $2,633 compared to $15,680 during the year ended December 31, 2008. The decrease of $13,047 was a result of a $6,082 decrease in general and administrative expenses, combined with the $6,965 decrease in legal expenses. The resulting decrease in operational expenses was a result of the Company's focus on the beta testing of its website, during the year, compared to the prior year.

During the year ended December 31, 2009, we incurred a net loss of $2,633 compared to a net loss of $16,640 during the year ended December 31, 2008. The decrease of $14,007 was a result of the $13,047 decrease in operational expenses, discussed above, offset by a $960 decrease in interest expense.

During the year ended December 31, 2009, we recognized a net loss per share of $0.00. During the year ended December 31, 2008 net loss per share was $0.01.

LIQUIDITY

DURING THE YEARS ENDED DECEMBER 31, 2009 AND 2008

At December 31, 2009, we had total current assets of $38,775, consisting solely of cash. At December 31, 2009, we had current liabilities of $713, consisting solely of accrued interest. At December 31, 2009, we had working capital of $39,488.

During the year ended December 31, 2009, we used $1,920 in our operating activities. During the year ended December 31, 2009, net losses $2,630 which were not adjusted for any non-cash items. During the year ended December 31, 2009, accrued interest increased by $713.

During the year ended December 31, 2008, we used $12,431 in our operating activities. During the year ended December 31, 2008, net losses of $16,640 were adjusted by the non-cash item of common stock issued for services of $4,949.

During the years ended December 31, 2009 and 2008, we did not use or receive funds from any investing activities.

During the year ended December 31, 2009, we did not use or receive funds from financing activities. During the year ended December 31, 2008, we received $44,750 from our financing activities. During the year ended December 31, 2007, we received $25,000 from a loan from a majority shareholder, which was repaid during the year ended December 31, 2008.

During the year ended December 31, 2008, the Company issued 11,448 shares of its restricted common stock to its directors. The shares were issued at par value of $0.001 per share for a value of $11.

During the year ended December 31, 2008, the Company issued 279,000 shares of its restricted common stock in exchange for cash of $69,750. The shares were sold at a purchase price of $0.25 per share.

During the year ended December 31, 2008, the Company issued 19,750 shares of its restricted common stock in exchange for services totaling $4,949. The shares had a price of $0.25 per share.

On October 26, 2007, we entered into a Technology License Agreement ("License") with Niche Technologies, Inc., d/b/a/ Niche Properties, our majority shareholder. Niche Properties owns and operates a collection of lifestyle themed real estate websites. The Licensed products and services include:

     (a)    Domain    Names:     FairwayProperties.com,     FairwayProperty.com,
Fairway-Properties.com, and Fairway-Property.com

     (b)  FairwayProperties.com   Website:  Includes  initial  site  production,
general site maintenance, and use of the Niche Properties web application and database.

The License has a term of ten years and is from the effective date, and thereafter, shall be automatically renewable for successive 1 year periods, unless 60 days prior to the termination any party hereto gives written notice to the other party of its election not to renew this Agreement for an additional 1 year period, in which event the License shall terminate at the end of the period in which such notice was given. The Royalty Rate is 25% of all membership and advertising revenues. On March 5, 2010, we agreed to amend the License Agreement with Niche Properties to:

     (a) Waive all prior owing Guaranteed Minimum Royalties;
     (b) Eliminate the $10,000.00 annual Guaranteed Minimum Royalty;
     (c) Pay a new Guaranteed Minimum Royalty of $500.00 per month beginning with March 2010; and
     (d) Provide us the ability to resell services provided by Niche Properties, for which we will submit 75% of the revenues from these services to Niche Properties.

SHORT TERM

Based on our current cash reserves of $35,000, we have an operational budget of over one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2010. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

Our assets were $38,775 and liabilities were $713as of December 31, 2009.

GOING CONCERN

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2009, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

CAPITAL RESOURCES

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year.

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $35,000, we have an operational budget of over one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2010. If this does not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche to provide the platform and the technical support for our website

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred or if needed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
Fairway's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate any significant interest income.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The audited financial statements of Fairway Properties, Inc. for the year ended December 31, 2009, period from September 10, 2007 (inception) through December 31, 2009, and period from September 10, 2007 through December 31, 2009 appear as pages F-1 through F-9.

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                             Telephone (303)306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Fairway Properties, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Fairway Properties, Inc. (a development stage company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from September 10, 2007 (inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairway Properties, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended and for the period from September 10, 2007 (inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado                               /s/ Ronald R. Chadwick, P.C.
March 24, 2010                                 RONALD R. CHADWICK, P.C.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                           December 31,      December 31,
                                                                              2009              2008
                                                                         ---------------   ---------------

Assets
        Current Assets:
              Cash                                                       $       38,775    $       40,695
                                                                         ---------------   ---------------
        Total Current Assets                                                     38,775            40,695
                                                                         ---------------   ---------------

Total Assets                                                             $       38,775    $       40,695
                                                                         ===============   ===============


Liabilities and Stockholders' Equity (Deficit)
        Current liabilities
              Accrued interest                                           $          713    $            -
                                                                         ---------------   ---------------
        Total Current Liabilities                                                   713                 -
                                                                         ---------------   ---------------

Stockholders' Equity (Deficit)
        Common stock, $0.001 par value; 140,000,000 shares
          authorized, 1,404,000and 1,404,000 shares issued and
          outstanding, respectively                                               1,404             1,404
        Additional paid-in capital                                               75,181            75,181
        Deficit accumulated during the development stage                        (38,523)          (35,890)
                                                                         ---------------   ---------------
              Total Stockholders' Equity (Deficit)                               38,062            40,695
                                                                         ---------------   ---------------

Total Liabilities and Stockholders' Equity (Deficit)                     $       38,775    $       40,695
                                                                         ===============   ===============












See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                                         September 10, 2007
                                                 Year Ended            Year Ended       (Inception) Through
                                                December 31,           December 31,         December 31,
                                                    2009                  2008                  2009
                                            ---------------------    ---------------   --------------------
                                                                                           (unaudited)

Revenue:                                    $                  -     $            -    $                 -
                                            ---------------------    ---------------   --------------------

Operational expenses:
        General and administrative expenses                  733              6,815                 10,683
        Professional fees                                  1,900              8,865                 26,140
                                            ---------------------    ---------------   --------------------

              Total operational expenses                  (2,633)           (15,680)               (36,823)
                                            ---------------------    ---------------   --------------------

Other income (expense):
        Interest expense                                       -               (960)                (1,700)
                                            ---------------------    ---------------   --------------------

Net loss                                    $             (2,633)    $      (16,640)   $           (38,523)
                                            =====================    ===============   ====================

Per share information

Net loss per common share
        Basic and fully diluted             $              (0.00)    $        (0.01)
                                            =====================    ===============

Weighted average number of common
        stock outstanding                              1,404,000          1,267,021
                                            =====================    ===============

























See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
         FOR THE PERIOD OF SEPTEMBER 10, 2007 THROUGH DECEMBER 31, 2009

                                                                                                     Deficit Accum.
                                                                                   Additional            During
                                               Common Stock         Amount           Paid-in          Development
                                             Number of shares      $.001 Par         Capital             Stage             Totals
                                             ----------------    --------------   --------------    -----------------   ------------

Beginning Balance - September 10, 2007                     -     $           -    $           -     $              -    $         -
  Common stock issued to directors for
    services                                         485,802               486                -                    -            486
  Common stock issued for services                   608,000               608              792                    -          1,400
  Net loss                                                 -                 -                -              (19,250)       (19,250)
                                             ----------------    --------------   --------------    -----------------   ------------
Balance - December 31, 2007                        1,093,802             1,094              792              (19,250)       (17,364)

  Common stock issued to directors                    11,448                11                                     -             11
  Common stock issued for services                    19,750                20            4,918                    -          4,938
  Common stock issued for cash                       279,000               279           69,471                    -         69,750
  Net loss                                                 -                 -                -              (16,640)       (16,640)
                                             ----------------    --------------   --------------    -----------------   ------------
Balance - December 31, 2008                        1,404,000     $       1,404    $      75,181     $        (35,890)   $    40,695

  Net loss                                                 -                 -                -               (2,633)        (2,633)
                                             ----------------    --------------   --------------    -----------------   ------------
Balance - December 31, 2009                        1,404,000           $ 1,404    $      75,181     $        (38,523)   $    38,062
                                             ================    ==============   ==============    =================   ============





















See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                             Year Ended      Year Ended    September 30, 2007
                                                            December 31,     December 31,  (Inception) Through
                                                                2009            2008       December 31, 2009
                                                          ---------------   -------------  -------------------

Cash Flows from Operating Activities:
       Net Loss                                           $       (2,633)   $    (16,640)  $          (38,523)
       Adjustments to reconcile net loss to net
       cash used in operating activities:
         Common stock issued for services                              -           4,949                6,835
       Increase in assets and liabilities:
         Increase (decrease) in accounts payable
         and accrued liabilities                                     713            (740)                 713
                                                          ---------------   -------------  -------------------

Net Cash Used by Operating Activities                             (1,920)        (12,431)             (30,975)
                                                          ---------------   -------------  -------------------

Cash Flows from Financing Activities:
       Proceeds from sale of common stock                              -          69,750               69,750
       Proceeds from note payable, related party                       -               -               25,000
       Payment of note payable, related party                          -         (25,000)             (25,000)
                                                          ---------------   -------------  -------------------

Net Cash Provided by Financing Activities                              -          44,750               69,750
                                                          ---------------   -------------  -------------------

Net Increase  in Cash                                             (1,920)         32,319               38,775

Cash and Cash Equivalents - Beginning of Period                   40,695           8,376                    -
                                                          ---------------   -------------  -------------------

Cash and Cash Equivalents - End of Period                 $       38,775    $     40,695   $           38,775
                                                          ===============   =============  ===================


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

None

SUPPLEMENTAL DISCLOSURE

Cash paid for interest                                    $            -    $          -   $                -
Cash paid for income taxes                                $            -    $          -   $                -





















See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2009 and 2008

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

Fairway Properties, Inc. ("the Company") was incorporated on September 10, 2007 in the state of Nevada. The Company's fiscal year end is December 31st.

The Company offers real estate professionals and advertisers a niche marketing tool, FairwayProperties.com (the "Website"), which enables professionals and advertisers to deliver information about golf properties and related real estate matters to prospective buyers.

BASIS OF PRESENTATION

DEVELOPMENT STAGE COMPANY

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company". Among the disclosures required, are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents.

REVENUE RECOGNITION

The Company recognizes revenue when it is earned and expenses are recognized when they occur.

LOSS PER SHARE

Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2009 and 2008


were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

INCOME TAXES

Deferred income tax assets and liabilities are computed annually for differences between the financial statements and tax basis of assets and liabilities that will result in taxable of deductive amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income (loss). Valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 105, "Generally Accepted Accounting Principals" (formerly Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles"). ASC 105 establishes the FASB ASC as the single source of authoritative nongovernmental U.S. GAAP. The standard is effective for interim and annual periods ending after September 15, 2009. We adopted the provisions of the standard on September 30, 2009, which did not have a material impact on our financial statements.
There were various other accounting standards and interpretations issued in 2009, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN AND MANAGEMENTS' PLAN

The Company's financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $2,633 for the year ended December 31 2009and an accumulated deficit during the development stage of $38,623 as of December 31, 2009. During the year ended December 31, 2009, the Company had no revenues from its activities during the year ended December 31, 2009.

The Company's ability to continue as a going concern may be dependent on the success of management's plan discussed below. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

To the extent the Company's operations are not sufficient to fund the Company's capital requirements, the Company may attempt to enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time, the Company does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity in the Company.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2009 and 2008


NOTE 3 - NOTE PAYABLE - RELATED PARTY

On September 13, 2007, the Company issued a 10% unsecured  corporate  promissory note in exchange for $25,000 to its majority shareholder, Niche Properties, Inc. ("Niche Properties"). The promissory note has a term of one year. During the year ended December 31, 2008, the Company paid the promissory note, in full.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At December 31, 2009, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the year ended December 31, 2009, the Company did not issue any shares of its common stock.

During the year ended December 31, 2008, the Company issued 11,448 shares of its restricted common stock to its directors. The shares were issued at par value of $0.001 per share for a value of $11.

During the year ended December 31, 2008, the Company issued 279,000 shares of its restricted common stock in exchange for cash of $69,750. The shares were sold at a purchase price of $0.25 per share.

During the year ended December 31, 2008, the Company issued 19,750 shares of its restricted common stock in exchange for services totaling $4,938. The shares had a price of $0.25 per share.

NOTE 5 - INCOME TAXES

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                  2009                2008
                                             ------------        -------------

Deferred tax assets
         Net operating loss carryforwards    $    15,024         $     13,997
         Valuation allowance                     (15,024)             (13,997)
                                             ------------        -------------
         Net deferred tax assets             $         0         $          0
                                             ============        =============

At December 31, 2009 and 2008, the Company had net operating loss carryforwards of approximately $38,523 and $35,890, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2027.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2009 and 2008


NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended December 31, 2009 through March 24, 2010 and found no reportable subsequent events.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------
This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION
---------------------------
Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------
The following table sets forth information as to persons who currently serve as Fairway's directors or executive officers, including their ages as of December 31, 2009.

            NAME          AGE             POSITION                     TERM
----------------------- -------- --------------------------- -------------------

Michael D. Murphy          27    Chief Executive Officer,             Annual
                                 Treasurer and Director

Sean Murphy                25    President, Secretary and             Annual
                                 Director

Darren Murphy              23    Secretary                            Annual

Robert Murphy              41    Chairman of the Board                Annual

Edward Sigmond             51    Director                             Annual

Michael D. Murphy, Sean Murphy and Darren Murphy are brothers. Robert Murphy is their uncle.

Presently, Messrs. Murphy, Murphy, Murphy, and Murphy are employed by and involved in the management of and are owners of Niche Properties. Additionally, Niche Properties is a majority shareholder of Fairway.

Fairway officers are elected by the board of directors at the first meeting after each annual meeting of Fairway shareholders and hold office until their successors are duly elected and qualified under Fairway bylaws.

The directors named above will serve until the next annual meeting of Fairway's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Fairway and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

The directors and officers of Fairway will devote part-time (up to 10 hours weekly) to Fairway's affairs.

BIOGRAPHICAL INFORMATION

MICHAEL D. MURPHY, age 27, is Chief Executive Officer, Treasurer and a Director of Fairway Properties, Inc.

Mr. Murphy oversees all technology and management for Fairway Properties Inc. His experience includes co-founding and operating companies in the real estate, technology and luxury industries. He co-founded Luxurio Inc. in 2006. He is currently employed at Niche Technologies, Inc., which he co-founded in 2007, and oversees all Niche Properties websites. Michael began his entrepreneurial career as Chief Financial Officer at a Denver real estate start-up (2005-2006) and served a term at the Financial Accounting Standards Board (2005) as a postgraduate assistant. He is an active Certified Public Accountant and inactive licensed real estate broker. Mr. Murphy holds BBA and MS in Accountancy degrees from the University of Notre Dame's Mendoza College of Business, where he graduated as the valedictorian of both his respective classes (2004 & 2005)

SEAN MURPHY, age 25, is President and a Director of Fairway Properties, Inc.

Mr. Murphy oversees all business development, sales and marketing initiatives for Fairway Properties Inc. His experience includes working with technology and start-up companies in the real estate, video and luxury industries. He joined Michael and Robert Murphy at Niche Technologies Inc. in 2007. He is currently employed at Niche Technologies, Inc. and manages the Niche Properties websites. Before joining Niche Technologies, Inc., Sean was a full-time student at the University of Notre Dame. As a student he has founded a personal finance consulting company. He holds a B.A. in Theology and Psychology from the University of Notre Dame. Mr. Murphy served as the Corporate Secretary from inception through July 1, 2008.

DARREN MURPHY, age 23, is Secretary of Fairway Properties, Inc.

Mr. Murphy was appointed Secretary of Fairway Properties, Inc. on July 1, 2008. He manages company training and human resource initiatives for Fairway Properties, Inc. His experience includes administering websites in various industries, including online real estate, video distribution, and network marketing. Mr. Murphy joined Niche Technologies, Inc. in 2008 and is currently employed by the company. Mr. Murphy graduated from the University of Colorado at Boulder in 2008 with a BA in Psychology and minors in Neurological Sciences and Pre-Professional Studies. Before 2008, Mr. Murphy was a full-time student.

ROBERT MURPHY, age 41, is Chairman of the Board of Fairway Properties, Inc. Mr. Murphy's experience includes serving as Chairman of the Board for Luxurio Inc., an online luxury company. He co-founded Luxurio Inc.in 2006 and Niche Technologies, Inc. in 2007 with Michael Murphy. He is currently employed at Niche Technologies, Inc. Before then he worked as a licensed real estate professional in Chicago's north shore with Coldwell Banker (2001-2006). He's worked with institutional investment portfolios at The University of Notre Dame, Piper Jaffray, and Northern Trust Bank. He holds a Bachelor's Degree in Finance from the University of Notre Dame and a Masters Degree in Secondary Education from National Louis University.

EDWARD SIGMOND, age 51, is a Director of Fairway Properties, Inc.

Mr. Sigmond is a partner in Sigmond and Johnson, Inc., a Dallas based investment banking firm specializing in working with public micro cap companies. He's been with Sigmond and Johnson, Inc since conception in 2006. He founded the Great American Food Chain, Inc. in 2003 and currently serves as President and Chairman of the Board. Mr. Sigmond also owns Kestrel Holdings, Inc., a real estate and equity investment company which he founded in 1999. His properties are typically concentrated in the retail, entertainment and restaurant/bar markets. He is a member of the Board of Directors of MultiCell Technology, Inc., a publically held biotech company and has served in this capacity since 2000. He founded and served as president of American Machine and Bearing (1992-1996) and Specialty Food Products (1987-1990) both of Dallas, Texas. Other positions include Assistant to President of Alpha Aviation, Dallas, Texas (1900- 1992) and VP/Regional Manager of Geodata Corporation, Houston, Texas (1981-1987). He has held executive sales, marketing and operations management positions for nearly 25 years.

Our officers are spending up to 10 hours per week on our business at this time. At such time as the Company is financially capable of paying salaries, it is anticipated that management will assume full time roles in the Company's operations and be paid accordingly or find additional managers that will be accordingly.

COMMITTEES OF THE BOARD OF DIRECTORS

Fairway is managed under the direction of its board of directors.

         EXECUTIVE COMMITTEE

The members of the Board of Directors serve as its executive committee.

         AUDIT COMMITTEE

The members of the Board of Directors serve as its audit committee.

PREVIOUS "BLANK CHECK" OR "SHELL" COMPANY INVOLVEMENT

Management of Fairway has not been involved in prior private "blank-check" or "shell" companies.

CONFLICTS OF INTEREST - NICHE PROPERTIES

OUR OFFICERS AND DIRECTORS ARE RELATED TO ONE ANOTHER AND ARE THE MAJORITY SHAREHOLDERS OF THE COMPANY. AS SUCH THERE IS A POSSIBILITY OF THEM CONTROLLING THE COMPANY TO THE DETRIMENT OF OUTSIDERS.

Messrs. Michael D. Murphy, Sean Murphy and Darren Murphy are brothers. Robert Murphy is their uncle. Together, Michael, Sean, Darren and Robert Murphy are majority shareholders of Niche Technologies, Inc., the majority shareholder of our Company, As such they will be able to the control the operations and the direction of the Company with very little outside influence. Our fourth Director, Ed Sigmond, is not related to the Murphy family.

Presently, Messrs. Murphy, Murphy, Murphy, and Murphy are employed by and involved in the management of and are owners of Niche Technologies, Inc.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporate opportunities involved in participation with such other business entities. While each officer and director of our business is engaged in business activities outside of our business, the amount of time they devote to our business will be up to approximately 10 hours per week.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

ANNUAL MEETING

The annual meeting of Fairway stockholders is expected to be held at a future date as soon as practicable. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at the Fairway's principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of Fairway board of directors.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2009, 2008 and 2007. The table sets forth this information for Fairway, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2009.

The  officers  and  directors  of the  Company  do not  intend to  receive  cash remuneration or salaries for their efforts unless and until the Company's business operations are profitable, at which time salaries and other remuneration will be established by the Board of Directors, as appropriate.








                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)


                                         SUMMARY EXECUTIVES COMPENSATION TABLE

                                                                                NON-QUALIFIED
                                                                NON-EQUITY        DEFERRED
                                         STOCK     OPTION     INCENTIVE PLAN    COMPENSATION       ALL OTHER
   NAME &             SALARY    BONUS     AWARDS    AWARDS     COMPENSATION       EARNINGS        COMPENSATION    TOTAL
  POSITION     YEAR     ($)      ($)       ($)       ($)           ($)               ($)              ($)          ($)
-------------- ------ -------- --------- --------- --------- ----------------- ---------------- ----------------- -------
Michael D.     2009      0        0         $0        0             0                 0                0            $0
Murphy, CEO    2008      0        0         $3        0             0                 0                0            $3
and            2007      0        0        $68        0             0                 0                0           $68
Treasurer
(1)

Sean Murphy,   2009      0        0         $0        0             0                 0                0            $0
President (2)  2008      0        0         $3        0             0                 0                0            $3
               2007      0        0        $68        0             0                 0                0           $68
-------------------
(1)  On September 17, 2007, Mr. Michael D. Murphy  received 68,184 shares of our common stock valued at $0.001 for $68 for  services.  During the year ended
     December 31, 2008,  Mr.  Michael D. Murphy  received 3,816 shares of common stock valued at $0.001 for $3 for services.

(2) On September 17, 2007, Mr. Sean Murphy received 68,184 shares of our common stock valued at $0.001 for $68 for services. During the year ended December
     31, 2008, Mr. Sean Murphy received 3,816 shares of common stock valued at $0.001 for $3 for services.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Not Applicable.

Fairway does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2008 and 2009.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

There are no employment contracts, compensatory plans or arrangements, including payments to be received from us, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of us, or a change in the person's responsibilities following such a change in control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Fairway board of directors in its entirety acts as the compensation committee for Fairway.

STOCK OPTION PLAN

The Company does not have or intend to develop a stock option plan at this time.

                              DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2009:

                                                                   Non-qualified
                                                   Non-equity         deferred
               Fees                              incentive plan     compensation       All other
               earned     Stock      Option     compensation ($)      earnings        compensation    Total
    Name       or paid    awards     awards                             ($)               ($)          ($)
                in cash      ($)        ($)
                  ($)
-------------- ---------- ---------- ---------- ----------------- ----------------- ----------------- -------
Robert           $ -0-       $0        $ -0-         $ -0-             $ -0-             $ -0-         $-0-
Murphy

Michael D.       $ -0-       $0        $ -0-         $ -0-             $ -0-             $ -0-         $-0-
Murphy

Sean Murphy      $ -0-       $0        $ -0-         $ -0-             $ -0-             $ -0-         $-0-


Edward           $ -0-       $0        $ -0-         $ -0-             $ -0-             $ -0-         $-0-
Sigmond

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the officers and directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our Board of Directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

We have no intention of merging with or acquiring an affiliate, associated person or business opportunity from any affiliate or any client of any such person.

At this time, our Directors do not receive compensation for serving on the Fairway Board of Directors. Our directors were issued shares of common stock upon their initial appointment to the Board of Directors in September 2007.

LIMITATION ON LIABILITY AND INDEMNIFICATION

Fairway is a Nevada corporation. The Nevada Revised Statutes (NRS) provides that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Fairway articles of incorporation contain a provision eliminating the personal liability of directors to Fairway or Fairway shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. Fairway articles of incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The Company's articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. Fairway articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of Fairway to the full extent permitted by Nevada law.

Fairway articles of incorporation also provide that Fairway may purchase and maintain insurance on behalf of any person who is or was a director or officer of Fairway or who is or was serving at the request of Fairway as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not Fairway would have the power to indemnify him or her against such liability.

                      EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
--------------------------------------------------------------------------------

The following table sets forth information with respect to the beneficial ownership of Fairway outstanding common stock by:

     o each person who is known by Fairway to be the beneficial owner of five percent (5%) or more of Fairway common stock;

     o    Fairway chief executive  officer,  its other executive  officers,  and
          each  director  as  identified   in  the   "Management   --  Executive
          Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of Fairway common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of Fairway common stock that Fairway believes was beneficially owned by each person or entity as of December 31, 2009.

There are currently 140,000,000 common shares authorized of which 1,404,000 are outstanding.

   TITLE OF CLASS        NAME AND ADDRESS      AMOUNT AND NATURE OF  PERCENT OF
                        OF BENEFICIAL OWNER      BENEFICIAL OWNER*     CLASS
------------------ ----------------------------------------------- -------------
Common shares      Niche Technologies, Inc.          600,000           42.73%
                   (beneficially
                   Robert Murphy Michael D.
                   Murphy, Sean Murphy and
                   Darren Murphy)
                   1614 15th Street
                   Denver, CO 80202

Common shares      Robert Murphy,                     72,000            5.13%
                   Chairman of the Board
                   1614 15th Street
                   Denver, CO 80202

Common shares      Michael D. Murphy,                 72,000            5.13%
                   CEO/Treasurer and Director
                   1614 15th Street
                   Denver, CO 80202

Common shares      Sean Murphy,                       72,000            5.13%
                   President and Director
                   1614 15th Street
                   Denver, CO 80202

   TITLE OF CLASS        NAME AND ADDRESS      AMOUNT AND NATURE OF  PERCENT OF
                        OF BENEFICIAL OWNER      BENEFICIAL OWNER*     CLASS
------------------ -------------------------- --------------------- ------------
Common shares         Darren Murphy,                       0               0%
                      Secretary
                      1614 15th Street
                      Denver, CO 80202

Common shares         Edward Sigmond, Director        81,250            5.79%
                      2808 Cole Avenue
                      Dallas, TX  75204

Common shares         Kestrel Holdings, Inc.
                      (beneficially                  200,000           14.25%
                      Edward Sigmond)
                      2808 Cole Avenue
                      Dallas, TX  75204
                                             --------------------- -------------

                      Officers and Directors
                      (5 individuals)                897,250           21.17%

*Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. The Company does not have an options or warrants outstanding at December 31, 2009.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

LICENSE AGREEMENTS

On October 26, 2007, we entered into a Technology License Agreement ("License") with Niche Technologies, Inc., d/b/a/ Niche Properties, our majority shareholder. Niche Properties owns and operates a collection of lifestyle themed real estate websites. The websites feature all types of property in all areas of the world. Niche Properties makes money from property listing fees and banner advertising on its websites. Niche Properties is a Colorado company that is owned and operated by Michael D. Murphy, Robert Murphy, Sean Murphy, and Darren Murphy.

On March 5, 2010, we agreed to amend the License Agreement with Niche Properties to:

     (a)  Waive all prior owing Guaranteed Minimum Royalties;
     (b)  Eliminate the $10,000.00 annual Guaranteed Minimum Royalty;
     (c) Pay a new Guaranteed Minimum Royalty of $500.00 per month beginning with March 2010; and
     (d) Provide us the ability to resell services provided by Niche Properties, for which we will submit 75% of the revenues from these services to Niche Properties.

LOANS

On September 13, 2007, the Company issued a 10% unsecured  corporate  promissory note in exchange for $25,000 to its majority shareholder, Niche Technologies, Inc. (dba "Niche Properties"). The promissory note has a term of one year. During the year ended December 31, 2008, the Company paid the promissory note, in full.

STOCK ISSUANCES

During the year ended December 31, 2008, the Company issued 11,448 shares of its restricted common stock to its directors and officers. The shares were issued at par value of $0.001 per share for a value of $11 and the amounts as set forth below:

                  Michael D. Murphy         3,816 shares
                  Robert Murphy             3,816 shares
                  Sean Murphy               3,816 shares


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
-----------------------------------------------

GENERAL. Ronald R. Chadwick, P.C. ("Chadwick") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2009 and December 31, 2008 by Ronald R. Chadwick, P.C.

                              Year Ended December 31,
                              2009               2008
                         -------------      --------------
Audit Fees                   $1,900             $2,500

Audit-related Fees             $0                 $0


Tax Fees                       $0                 $0

All Other Fees                 $0                 $0

                         -------------      --------------
Total Fees                   $1,900             $2,500

All audit work was performed by the auditors' full time employees.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)      Audited financial statements for years ended December 31, 2009 and 2008


(b)      EXHIBIT NO.                        DESCRIPTION
         -----------                        -----------
         3.1            Articles of Incorporation of Fairway Properties, Inc.(1)

         3.2            Bylaws of Fairway Properties, Inc. (1)

         10.1           Technology License Agreement (1)

         10.2           Amended Technology License Agreement (2)

         31.1           Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act (2)

         32.1           Certification of Principal Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act (2)

---------------- --------------
(1) Incorporated by reference from the exhibits included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated November 18, 2009. A copy can be provided by mail, free of charge, by sending a written request to Fairway Properties, Inc., 1614 15th St, Denver, Colorado 80202.

(2) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Michael D. Murphy                                           March 31, 2010
------------------------------------------------------------
Michael D. Murphy
(Principal Executive Officer/Principal
Accounting Officer/ CEO / CFO / Treasurer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Michael D. Murphy                                           March 31, 2010
------------------------------------------------------------
Michael D. Murphy, Director


/s/ Sean Murphy                                                 March 31, 2010
------------------------------------------------------------
Sean Murphy, Director


/s/ Edward Sigmond                                              March 31, 2010
------------------------------------------------------------
Edward Sigmond, Director