Form 10-Q
period 2010-03-31
FAIRWAY PROPERTIES, INC.
filed 2010-05-14
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q

                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 2010

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT
                        For the transition period from __________ to ___________

                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                             41-2251802
         ------                                             ----------
(State of Incorporation)                             (IRS Employer ID Number)

                 1357 OCEAN AVE, SUITE 4, SANTA MONICA, CA 90401
      -------------------------------------------------------------------
                    (Address of principal executive offices)

                                  866-532-4792
      -------------------------------------------------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days.                                       Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                        Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer    [  ]              Accelerated filer [  ]
Non-accelerated filer      [  ]              Smaller reporting company [X]
(Do not check if a
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                        Yes [ ] No [X]

Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 12, 2010 there were 1,404,000 shares of the registrant's common stock issued and outstanding.

                                                                           PAGE
                         PART I - FINANCIAL INFORMATION                    ----

Item 1.  Financial Statements (Unaudited)                                    1

          Balance Sheets - March 31, 2010 and December 31, 2009 (Audited)   F-1

          Statements of Operations  -
                  Three months ended March 31, 2010 and 2009 and
                  From September 10, 2007(Inception) to March 31, 2010      F-2

          Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to March 31, 2010    F-3

          Statements of Cash Flows -
                  Three months ended March 31, 2010 and 2009 and
                  From September 10, 2007 (Inception) to March 31, 2010     F-4

          Notes to the Financial Statements                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                           4

Item 4.  Controls and Procedures                                             5

Item 4T. Controls and Procedures                                             5

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - NOT APPLICABLE                                  5

Item 1A.  Risk Factors -  NOT APPLICABLE                                     5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         5
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    5

Item 4.  Removed and Reserved                                                5

Item 5.  Other Information - NOT APPLICABLE                                  5

Item 6.  Exhibits                                                            6

SIGNATURES                                                                   7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                                                  FAIRWAY PROPERTIES, INC.
                                               (A DEVELOPMENT STAGE COMPANY)
                                                       BALANCE SHEETS


                                                                                       March 31,           December 31,
                                                                                          2010                 2009
                                                                                    -----------------    -----------------
                                                                                      (Unaudited)           (Audited)
Assets
         Current Assets:
                 Cash                                                               $         35,920     $         38,775
                                                                                    -----------------    -----------------
         Total Current Assets                                                                 35,920               38,775
                                                                                    -----------------    -----------------

Total Assets                                                                        $         35,920     $         38,775
                                                                                    =================    =================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                                   $              2     $              -
                 Accrued interest                                                                  -                  713
                                                                                    -----------------    -----------------
         Total Current Liabilities                                                                 2                  713
                                                                                    -----------------    -----------------

Stockholders' Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                           1,404                1,404
         Additional paid-in capital                                                           75,181               75,181
         Deficit accumulated during the development stage                                    (40,667)             (38,523)
                                                                                    -----------------    -----------------
                 Total Stockholders' Equity                                                   35,918               38,062
                                                                                    -----------------    -----------------

Total Liabilities and Stockholders' Equity                                          $         35,920     $         38,775
                                                                                    =================    =================


See the notes to these financial statements.

                                                  FAIRWAY PROPERTIES, INC.
                                               (A Development Stage Company)
                                                  STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                                                                      September 10, 2007
                                                        Three Months Ended     Three Months Ended     (Inception) Through
                                                           March 31,              March 31,                March 31,
                                                              2010                   2009                    2010
                                                     -----------------------  -------------------   ------------------------

Revenue:                                             $                  846   $                -    $                   846
                                                     -----------------------  -------------------   ------------------------

Operational expenses:
         General and administrative expenses                            (10)                   -                     10,673
         Licensing fees                                                 500                    -                        500
         Professional fees                                            2,500                    -                     28,640
                                                     -----------------------  -------------------   ------------------------

                Total operational expenses                           (2,990)                   -                    (39,813)
                                                     -----------------------  -------------------   ------------------------

Other income (expense):
         Interest expense                                                 -                    -                     (1,700)
                                                     -----------------------  -------------------   ------------------------

Net loss                                             $               (2,144)  $                -    $               (40,667)
                                                     =======================  ===================   ========================

Per share information

Net loss per common share
         Basic and fully diluted                     $                (0.00)  $                -
                                                     =======================  ===================

Weighted average number of common
         stock outstanding                                        1,404,000            1,267,021
                                                     =======================  ===================




See the notes to these financial statements.


                                                   FAIRWAY PROPERTIES, INC.
                                                (A Development Stage Company)
                                         STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
                           FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH MARCH 31, 2010
                                                         (Unuadited)

                                                                                             Deficit Accum
                                                                              Additional         During
                                              Common Stock       Amount         Paid-in       Development
                                            Number of shares    $.001 Par       Capital          Stage            Totals
                                           ------------------  ------------   ------------   ---------------   -------------

Beginning Balance - September 10, 2007                    -    $         -    $         -    $            -    $          -
  Common stock issued to directors for
    services                                        485,802            486              -                 -             486
  Common stock issued for services                  608,000            608            792                 -           1,400
  Net loss                                                -              -              -           (19,250)        (19,250)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2007                       1,093,802          1,094            792           (19,250)        (17,364)

  Common stock issued to directors                   11,448             11                                -              11
  Common stock issued for services                   19,750             20          4,918                 -           4,938
  Common stock issued for cash                      279,000            279         69,471                 -          69,750
  Net loss                                                -              -              -           (16,640)        (16,640)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2008                       1,404,000          1,404         75,181           (35,890)         40,695
  Net loss                                                -              -              -            (2,633)         (2,633)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2009                       1,404,000          1,404         75,181           (38,523)         38,062
  Net loss                                                -              -              -            (2,144)         (2,144)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - March 31, 2010                          1,404,000    $     1,404    $    75,181    $      (40,667)   $     35,918
                                           =================   ============   ============   ===============   =============

See the notes to these financial statements.

                                               FAIRWAY PROPERTIES, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                               STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                           Three Months Ended Three Months Ended  September 30, 2007
                                                              March 31,           March 31,       (Inception) Through
                                                                 2010               2009           March 31, 2010
                                                           -----------------  ------------------  ------------------

Cash Flows from Operating Activities:
       Net Loss                                            $         (2,144)  $               -   $         (40,667)
       Adjustments to reconcile net loss to net
         cash used in operating activities:
         Common stock issued for services                                 -                   -               6,835
       Increase in assets and liabilities:
         Increase (decrease) in accounts payable
         and accrued liabilities                                       (711)                  -                   2
                                                           -----------------  ------------------  ------------------

Net Cash Used by Operating Activities                                (2,855)                  -             (33,830)
                                                           -----------------  ------------------  ------------------

Cash Flows from Financing Activities:
       Proceeds from sale of common stock                                 -                   -              69,750
       Proceeds from note payable, related party                          -                   -              25,000
       Payment of note payable, related party                             -                   -             (25,000)
                                                           -----------------  ------------------  ------------------

Net Cash Provided by Financing Activities                                 -                   -              69,750
                                                           -----------------  ------------------  ------------------

Net Increase  in Cash                                                (2,855)                  -              35,920

Cash and Cash Equivalents - Beginning of Period                      38,775              40,695                   -
                                                           -----------------  ------------------  ------------------

Cash and Cash Equivalents - End of Period                  $         35,920   $          40,695   $          35,920
                                                           =================  ==================  ==================


SUPPLEMENTAL DISCLOSURE

Cash paid for interest                                     $              -   $               -   $               -
                                                           =================  ==================  ==================
Cash paid for income taxes                                 $              -   $               -   $               -
                                                           =================  ==================  ==================



See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                   Form the Three Months Ended March 31, 2010
                                   (Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------------------------------------

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

GOING CONCERN

The Company's financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $40,667 as of March 31, 2010. The Company did not recognize revenues from its activities prior to the quarter ended March 31, 2010. During the three months ended March 31, 2010, the Company recognized $846 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

LOSS PER SHARE

Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations issued during the three months ended March 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At March 31, 2010, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

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

During the period of September 10, 2007 (Inception) through December 31, 2007, the Company issued 485,800 shares of its restricted common stock to the directors of the Company in return for their services as directors. The shares were valued at $0.001 per share for a total of $486.

During the period of September 10, 2007 (Inception) through December 31, 2007, the Company issued 608,000 of its restricted common shares for consulting services. The shares were cumulatively valued at $0.0023 per share for a total of $1,400.

NOTE 3 - INCOME TAXES
---------------------

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                 2010                  2009
                                            --------------       ---------------

Deferred tax assets
         Net operating loss carryforwards   $     2,144          $      15,024
         Valuation allowance                  (   2,144)            (   15,024)
                                            ---------------      ---------------
         Net deferred tax assets            $         0          $           0
                                            ===============      ===============

At March 31, 2010 and at December 31, 2009, the Company had net operating loss carryforwards of approximately $40,667 and $38,523, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2027.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

The Company has evaluated it activities subsequent to the quarter ended March 31, 2010 through May 12, 2010 and found no reportable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR UNAUDITED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED HEREIN. IN CONNECTION WITH, AND BECAUSE WE DESIRE TO TAKE ADVANTAGE OF, THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, WE CAUTION READERS REGARDING CERTAIN FORWARD LOOKING STATEMENTS IN THE FOLLOWING DISCUSSION AND ELSEWHERE IN THIS REPORT AND IN ANY OTHER STATEMENT MADE BY, OR ON OUR BEHALF, WHETHER OR NOT IN FUTURE FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. FORWARD-LOOKING STATEMENTS ARE STATEMENTS NOT BASED ON HISTORICAL INFORMATION AND WHICH RELATE TO FUTURE OPERATIONS, STRATEGIES, FINANCIAL RESULTS OR OTHER DEVELOPMENTS. FORWARD LOOKING STATEMENTS ARE NECESSARILY BASED UPON ESTIMATES AND ASSUMPTIONS THAT ARE INHERENTLY SUBJECT TO SIGNIFICANT BUSINESS, ECONOMIC AND COMPETITIVE UNCERTAINTIES AND CONTINGENCIES, MANY OF WHICH ARE BEYOND OUR CONTROL AND MANY OF WHICH, WITH RESPECT TO FUTURE BUSINESS DECISIONS, ARE SUBJECT TO CHANGE. THESE UNCERTAINTIES AND CONTINGENCIES CAN AFFECT ACTUAL RESULTS AND COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD LOOKING STATEMENTS MADE BY, OR ON OUR BEHALF. WE DISCLAIM ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM'S REPORT ON THE COMPANY'S FINANCIAL STATEMENTS AS OF DECEMBER 31, 2009, AND FOR EACH OF THE YEARS IN THE TWO-YEAR PERIOD THEN ENDED, INCLUDES A "GOING CONCERN" EXPLANATORY PARAGRAPH, THAT DESCRIBES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

PLAN OF OPERATIONS

Fairway is a development stage company and has minimal revenue producing activities. Niche Properties, its majority shareholder, delivered a website with the necessary functionality for us to generate revenue in late July 2009. We worked with Niche Properties throughout 2009 to refine the website and prepare it for operations. Since the website launched, we have been focused on hiring salespeople, amassing prospect lists, preparing email marketing campaigns, and optimizing our search engine rankings. Using this revenue generating strategy, Niche Properties has generated revenue for two of its related niche lifestyle websites (LuxuryProperty.com and HistoricalProperties.com).

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

     (d)  Provide  us  the  ability  to  resell   services   provided  by  Niche
          Properties, for which we will submit 75% of the revenues from these services to Niche Properties.

The projected time to complete each of the elements of our plan of operations for this year are:

------------------  ------------------------------------------------------------
  2nd Quarter 2010  Marketing and selling of  golf-centric  real estate  website and building awareness and interest in the real estate industry regarding the advantages and effectiveness of the Company's solution to the golf real estate niche.
------------------  ------------------------------------------------------------
  3rd Quarter 2010  Continue phone sales. Partner with golf-related companies to promote advertising on the Website. Send additional email marketing messages to prospects. Further strengthen our search engine optimization to drive online conversions.
------------------  ------------------------------------------------------------
  4th Quarter 2010  Same  as 2nd  Quarter  and 3rd  Quarter  2010.  Also,  cross promote the Website through other niche real estate websites and find banner advertisers interested in targeting property searchers on our website.
------------------  ------------------------------------------------------------

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

During the three months ended March 31, 2010, we recognized revenues from our operations of $846. During the three months ended March 31, 2009, we did not recognize any revenue from our operations.

During the three months ended March 31, 2010, we incurred operational expenses of $2,990 compared to $0 during the three months ended March 31, 2009. The increase of $2,990 was a result of an increase in our administrative activities in connection with the administrative activities and accounting and legal expenses.

During the three months ended March 31, 2010, we incurred a net loss of $2,144. During the three months ended March 31, 2010, we did not incur a net loss. The increase of $2,144 is a direct result of the $2,990 increase in operational expenses as explained above, offset by the $846 increase in revenues.

LIQUIDITY

At March 31, 2010, we had total current assets of $35,920, consisting solely of cash. At March 31, 2010, we had current liabilities of $2, consisting solely of accounts payable. At March 31, 2010, we had working capital of $35,918.

During the three months ended March 31, 2010, we used $2,855 in our operating activities. During the three months ended March 31, 2010, net losses $2,144 were not adjusted for any non-cash items. During the three months ended March 31, 2010, accounts payable and accrued expenses decreased by $711.

During the three months ended March 31, 2009, we did not use or receive funds from operational activities.

During the three months ended March 31, 2009 and 2008, we did not use or receive funds from any investing activities.

During the three months ended March 31, 2009 and 2008, we did not use or receive funds from financing activities.

SHORT TERM

Based on our current cash reserves of $35,920, we have an operational budget of over one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2010. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $35,920, we have an operational budget of over one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2010. If this does not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Properties to provide the platform and the technical support for our website.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred or if needed.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------

NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Disclosures Controls and Procedures

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 4T. CONTROLS AND PROCEDURES
--------------------------------

MANAGEMENT'S QUARTERLY REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

NONE.


ITEM 1A.  RISK FACTORS
----------------------

NOT APPLICABLE TO SMALLER REPORTING COMPANIES.


ITEM 2.  CHANGES IN SECURITIES
------------------------------

NONE.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

NONE.


ITEM 4.  REMOVED AND RESERVED
-----------------------------


ITEM 5.  OTHER INFORMATION
--------------------------

NONE.

ITEM 6.  EXHIBITS
-----------------

EXHIBITS. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31.1   Certification  of  Principal   Executive/Accounting  Officer
                    pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification   of   Principal   Executive   and   Principal
                    Accounting   Officer   pursuant   to  Section   906  of  the
                    Sarbanes-Oxley Act

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            FAIRWAY PROPERTIES, INC.
                                 ----------------------------------------------
                                                 (REGISTRANT)



Dated:   May 12, 2010            By: /s/Michael D. Murphy
                                 ----------------------------------------------
                                 Michael D. Murphy (Principal Executive
                                 Officer, and Principal Accounting Officer)