Form 10-Q/A
period 2010-03-31
FAIRWAY PROPERTIES, INC.
filed 2010-06-17
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                   FORM 10Q/A

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
                  Three months ended March 31, 2010 and 2009 and
                  From September 10, 2007(Inception) to March 31, 2010      F-2

          Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to March 31, 2010    F-3

          Statements of Cash Flows -
                  Three months ended March 31, 2010 and 2009 and
                  From September 10, 2007 (Inception) to March 31, 2010     F-4

          Notes to the Financial Statements                                 F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                           5

Item 4.  Controls and Procedures                                             5

Item 4T. Controls and Procedures                                             5

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - NOT APPLICABLE                                  5

Item 1A.  Risk Factors -  NOT APPLICABLE                                     5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         5
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                    6

Item 4.  Removed and Reserved                                                6

Item 5.  Other Information - NOT APPLICABLE                                  6

Item 6.  Exhibits                                                            6

SIGNATURES                                                                   7

                                EXPLANATORY NOTE

This Form 10-Q/A (the "Amendment") amends our Form 10-Q for the period ended March 31, 2010, which was filed with the Securities and Exchange Commission on May 14, 2010 (the "Original Filing"). We are filing this Form 10-Q/A to amend
Item 4 "Controls and Procedures" and Exhibit 31.1 Certification of Principal Executive/Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

In connection with the filing of this Form 10-Q/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------

NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

Disclosures Controls and Procedures

We have adopteded and maintained disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As  required  by SEC Rule  15d-15(b),  our  Chief  Executive  Officer  and Chief
Financial Officer, Mr. Michael Murphy, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended March 31, 2010. Based on the foregoing evaluation, Mr. Murphy has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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





                                            FAIRWAY PROPERTIES, INC.
                                 ----------------------------------------------
                                                 (REGISTRANT)



Dated:   June 17, 2010            By: /s/Michael D. Murphy
                                 ----------------------------------------------
                                 Michael D. Murphy (Principal Executive
                                 Officer, and Principal Accounting Officer)