Form 10-Q
period 2010-06-30
FAIRWAY PROPERTIES, INC.
filed 2010-08-20
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2010

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                              41-2251802
 ----------------------                               ----------------------
(State of Incorporation)                             (IRS Employer ID Number)

                 1357 OCEAN AVE, SUITE 4, SANTA MONICA, CA 90401
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                  866-532-4792
                  --------------------------------------------
                         (Registrant's Telephone number)

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

As of August 18, 2010 there were 1,404,000 shares of the registrant's common stock issued and outstanding.




                                                                                       PAGE
                                                                                       ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)                                          1

         Balance Sheets - June 30, 2010 and December 31, 2009 (Audited)                F-1

         Statements of Operations  -
                  Three and Six  months  ended  June 30,  2010 and 2009 and From
                  September 10, 2007(Inception) to June 30, 2010                       F-2

         Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to June 30, 2010                F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2010 and 2009 and
                  From September 10, 2007 (Inception) to June 30, 2010                 F-4

         Notes to the Financial Statements                                             F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                                       5

Item 4.  Controls and Procedures                                                         5

Item 4T. Controls and Procedures                                                         5

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - NOT APPLICABLE                                              6

Item 1A. Risk Factors -  NOT APPLICABLE                                                  6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                     6
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                                6

Item 4.  Removed and Reserved                                                            6

Item 5.  Other Information - NOT APPLICABLE                                              6

Item 6.  Exhibits                                                                        6

SIGNATURES                                                                               7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                         June 30,          December 31,
                                                                                           2010                2009
                                                                                    -------------------- -----------------
                                                                                        (Unaudited)         (Audited)
Assets
         Current Assets:
                 Cash                                                               $            31,524  $         38,775
                                                                                    -------------------- -----------------
         Total Current Assets                                                                    31,524            38,775
                                                                                    -------------------- -----------------

Total Assets                                                                        $            31,524  $         38,775
                                                                                    ==================== =================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                                   $            29,191  $              -
                 Accrued interest                                                                     -               713
                                                                                    -------------------- -----------------
         Total Current Liabilities                                                               29,191               713
                                                                                    -------------------- -----------------

Stockholders' Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                              1,404             1,404
         Additional paid-in capital                                                              75,181            75,181
         Deficit accumulated during the development stage                                       (74,252)          (38,523)
                                                                                    -------------------- -----------------
                 Total Stockholders' Equity                                                       2,333            38,062
                                                                                    -------------------- -----------------

Total Liabilities and Stockholders' Equity                                          $            31,524  $         38,775
                                                                                    ==================== =================












See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                              Three Months      Three Months    Six Months       Six Months      September 10, 2007
                                                  Ended            Ended          Ended            Ended        (Inception) Through
                                              June 30, 2010    June 30, 2009  June 30, 2010    June 30, 2009       June 30, 2010
                                             ----------------  -------------  --------------   --------------   --------------------
Revenue:                                     $           230   $          -   $       1,076    $           -    $             1,076
                                             ----------------  -------------  --------------   --------------   --------------------

Operational expenses:
       General and administrative expenses               672              -             662                -                 11,345
       Licensing fees                                  1,550              -           2,050                -                  2,050
       Professional fees                              31,591              -          34,091                -                 60,231
                                             ----------------  -------------  --------------   --------------   --------------------

            Total operational expenses               (33,813)             -         (36,803)               -                (73,626)
                                             ----------------  -------------  --------------   --------------   --------------------

Other income (expense):
       Interest income (expense)                          (1)             -              (1)               -                 (1,701)
                                             ----------------  -------------  --------------   --------------   --------------------

Net loss                                     $       (33,585)  $          -   $     (35,728)   $           -    $           (74,252)
                                             ================  =============  ==============   ==============   ====================

Per share information

Net loss per common share
       Basic and fully diluted               $         (0.02)  $          -   $       (0.03)   $           -
                                             ================  =============  ==============   ==============

Weighted average number of common
       stock outstanding                           1,404,000      1,404,000       1,404,000        1,404,000
                                             ================  =============  ==============   ==============




See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
     FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH JUNE 30, 2010
                                   (UNUADITED)

                                                                                              Deficit Accum
                                                                              Additional         During
                                              Common Stock       Amount         Paid-in       Development
                                            Number of shares    $.001 Par       Capital          Stage            Totals
                                           -----------------   ------------   ------------   ---------------   -------------
Beginning Balance - September 10, 2007                    -    $         -    $         -    $            -    $          -
  Common stock issued to directors for
    services                                        485,802            486              -                 -             486
  Common stock issued for services                  608,000            608            792                 -           1,400
  Net loss                                                -              -              -           (19,251)        (19,251)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2007                       1,093,802          1,094            792           (19,251)        (17,365)
                                           -----------------   ------------   ------------   ---------------   -------------

  Common stock issued to directors                   11,448             11                                -              11
  Common stock issued for services                   19,750             20          4,918                 -           4,938
  Common stock issued for cash                      279,000            279         69,471                 -          69,750
  Net loss                                                -              -              -           (16,640)        (16,640)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2008                       1,404,000          1,404         75,181           (35,891)         40,694
                                           -----------------   ------------   ------------   ---------------   -------------
  Net loss                                                -              -              -            (2,633)         (2,633)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2009                       1,404,000          1,404         75,181           (38,524)         38,061
                                           -----------------   ------------   ------------   ---------------   -------------
  Net loss                                                -              -              -           (35,728)        (35,728)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - June 30, 2010                           1,404,000    $     1,404    $    75,181    $      (74,252)   $      2,333
                                           =================   ============   ============   ===============   =============


See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months Ended    Six Months Ended   September 30, 2007
                                                                          June 30,            June 30,        (Inception) Through
                                                                            2010                2009             June 30, 2010
                                                                     -------------------  ------------------  --------------------

Cash Flows from Operating Activities:
        Net Loss                                                     $          (35,728)  $               -   $           (74,252)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                            -                   -                 6,835
        Increase in assets and liabilities:
          Increase (decrease) in accounts payable and accrued
           liabilities                                                           28,477                   -                29,191
                                                                     -------------------  ------------------  --------------------

Net Cash Used by Operating Activities                                            (7,251)                  -               (38,226)
                                                                     -------------------  ------------------  --------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                            -                   -                69,750
        Proceeds from note payable, related party                                     -                   -                25,000
        Payment of note payable, related party                                        -                   -               (25,000)
                                                                     -------------------  ------------------  --------------------

Net Cash Provided by Financing Activities                                             -                   -                69,750
                                                                     -------------------  ------------------  --------------------

Net Increase  in Cash                                                            (7,251)                  -                31,524

Cash and Cash Equivalents - Beginning of Period                                  38,775              40,695                     -
                                                                     -------------------  ------------------  --------------------

Cash and Cash Equivalents - End of Period                            $           31,524   $          40,695   $            31,524
                                                                     ===================  ==================  ====================


SUPPLEMENTAL DISCLOSURE

Cash paid for interest                                               $                2   $               -   $                 -
                                                                     ===================  ==================  ====================
Cash paid for income taxes                                           $                -   $               -   $                 -
                                                                     ===================  ==================  ====================



See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2010
                                   (Unaudited)

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

GOING CONCERN

The Company's financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $74,252 as of June 30, 2010. Prior to January 1, 2010, the Company did not recognize revenues from its activities. During the six months ended June 30, 2010, the Company recognized $1,076 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2010
                                   (Unaudited)

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations issued during the six months ended June 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At June 30, 2010, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

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

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2010
                                   (Unaudited)



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

                                                   2010              2009
                                              -------------     -------------

Deferred tax assets
         Net operating loss carryforwards     $    35,728       $    15,024
         Valuation allowance                      (35,728)          (15,024)
                                              -------------     -------------
         Net deferred tax assets              $         0       $         0
                                              =============     =============

At June 30, 2010 and at December 31, 2009, the Company had net operating loss carryforwards of approximately $74,252 and $38,523, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2027.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

The Company has evaluated it activities subsequent to the quarter ended June 30, 2010 through August 18, 2010 and found no reportable subsequent events.

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

PLAN OF OPERATIONS

Fairway is a development stage company and has minimal revenue producing activities. Niche Properties, its majority shareholder, delivered a website with the necessary functionality for us to generate revenue in late July 2009. We worked with Niche Properties throughout 2009 to refine the website and prepare it for operations. Since the website launched, we have been focused on hiring salespeople, amassing prospect lists, preparing email marketing campaigns, and optimizing our search engine rankings. Using this revenue generating strategy, Niche Properties has generated revenue for three of its related niche lifestyle
websites       (LuxuryProperty.com,       WaterfrontageProperties.com,       and
HistoricalProperties.com).

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

The projected time to complete each of the elements of our plan of operations for this year are:

-----------------------    -----------------------------------------------------
   3rd Quarter 2010        Continue  phone  sales.   Partner  with  golf-related
                           companies to promote advertising on the Website. Send
                           additional  email  marketing  messages to  prospects.
                           Further strengthen our search engine  optimization to
                           drive online conversions.
-----------------------    -----------------------------------------------------
   4th Quarter 2010        Same as 3rd Quarter  2010.  Also,  cross  promote the
                           Website  through other niche real estate websites and
                           find  banner  advertisers   interested  in  targeting
                           property searchers on our website.
-----------------------    -----------------------------------------------------

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2010 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009
--------------------------------------------------------------------------------

During the three months ended June 30, 2010, we recognized revenues from our operations of $230. During the three months ended June 30, 2009, we did not recognize any revenue from our operations.

During the three months ended June 30, 2010, we incurred operational expenses of $33,813 compared to $0 during the three months ended June 30, 2009. The increase of $33,813 was a result of an increase in our administrative activities in connection with the administrative activities and accounting and legal expenses.

During the three months ended June 30, 2010, we incurred a net loss of $33,585. During the three months ended June 30, 2009, we did not incur a net loss. The increase of $33,585 is a direct result of the $33,813 increase in operational expenses as explained above, offset by the $230 increase in revenues.

FOR THE SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009
--------------------------------------------------------------------------------

During the six months ended June 30, 2010, we recognized revenues from our operations of $1,076. During the six months ended June 30, 2009, we did not recognize any revenue from our operations.

During the six months ended June 30, 2010, we incurred operational expenses of $36,803 compared to $0 during the six months ended June 30, 2009. The increase of $36,803 was a result of an increase in our administrative activities in connection with the administrative activities and accounting and legal expenses.

During the six months ended June 30, 2010, we incurred a net loss of $35,728. During the six months ended June 30, 2009, we did not incur a net loss. The increase of $35,728 is a direct result of the $36,803 increase in operational expenses as explained above, offset by the $1,076 increase in revenues.

LIQUIDITY

At June 30, 2010, we had total current assets of $31,524, consisting solely of cash. At June 30, 2010, we had current liabilities of $29,191, consisting solely of accounts payable. At June 30, 2010, we had working capital of $2,333.

During the six months ended June 30, 2010, we used $7,251 in our operating activities. During the six months ended June 30, 2010, net losses of $35,728 were not adjusted for any non-cash items. During the six months ended June 30, 2010, accounts payable and accrued expenses increased by $28,477.

During the six months ended June 30, 2009, we did not use or receive funds from operational activities.

During the six months ended June 30, 2010 and 2009, we did not use or receive funds from any investing activities.

During the six months ended June 30, 2010 and 2009, we did not use or receive funds from financing activities.

SHORT TERM

Based on our current cash reserves of $31,524, we have an operational budget of less than one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2010. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $31,524, we have an operational budget of over one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2010. If this does not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Properties to provide the platform and the technical support for our website.

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

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------

NOT APPLICABLE

ITEM 4.  CONTROLS AND PROCEDURES
--------------------------------

DISCLOSURES CONTROLS AND PROCEDURES

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As  required  by SEC Rule  15d-15(b),  our  Chief  Executive  Officer  and Chief
Financial Officer, Mr. Michael Murphy, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended June 30, 2010. Based on the foregoing evaluation, Mr. Murphy has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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





                                               FAIRWAY PROPERTIES, INC.
                                      ------------------------------------------
                                                    (REGISTRANT)



Dated:   August 20, 2010              By: /s/Michael D. Murphy
                                      ------------------------------------------
                                      Michael D. Murphy,
                                      (Principal Executive Officer and
                                      Principal Accounting Officer)