Form 10-Q
period 2010-09-30
FAIRWAY PROPERTIES, INC.
filed 2010-11-15
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2010

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT


            For the transition period from __________ to ___________

                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         NEVADA                                                41-2251802
         ------                                                ----------
(State of Incorporation)                                (IRS Employer ID Number)


                  340 S LEMON AVE #5353, LOS ANGELES, CA 91789
               -------------------------------------------------
                    (Address of principal executive offices)

                                  866-532-4792
                         (Registrant's Telephone number)

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

As of November 9, 2010 there were 1,404,000 shares of the registrant's common stock issued and outstanding.

                                                                            PAGE
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                      1

         Balance Sheets - September 30, 2010 and December 31, 2009 (Audited) F-1

         Statements of Operations  -
          Three and Nine months  ended  September  30, 2010 and 2009 and
          From September 10, 2007(Inception) to September 30, 2010           F-2

         Statements of Changes in Stockholder's Equity (Deficit) -
          From September 10, 2007 (Inception) to September 30, 2010          F-3

         Statements of Cash Flows -
          Nine months ended September 30, 2010 and 2009 and
          From September 10, 2007 (Inception) to September 30, 2010          F-4

         Notes to the Financial Statements                                   F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                    2

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - NOT APPLICABLE                                             5

Item 4.  Controls and Procedures                                               5

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - NOT APPLICABLE                                    6

Item 1A.  Risk Factors -  NOT APPLICABLE                                       6

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           6
                  -NOT APPLICABLE

Item 3.  Defaults Upon Senior Securities - NOT APPLICABLE                      6

Item 4.  Removed and Reserved                                                  6

Item 5.  Other Information - NOT APPLICABLE                                    6

Item 6.  Exhibits                                                              7

SIGNATURES                                                                     7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                       September 30,       December 31,
                                                                                           2010                2009
                                                                                    -------------------- -----------------
                                                                                        (Unaudited)         (Audited)
Assets
         Current Assets:
                 Cash                                                               $            14,362  $         38,775
                                                                                    -------------------- -----------------
         Total Current Assets                                                                    14,362            38,775
                                                                                    -------------------- -----------------

Total Assets                                                                        $            14,362  $         38,775
                                                                                    ==================== =================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                                   $            20,175  $              -
                 Accrued interest                                                                     -               713
                                                                                    -------------------- -----------------
         Total Current Liabilities                                                               20,175               713
                                                                                    -------------------- -----------------

Stockholders' Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                              1,404             1,404
         Additional paid-in capital                                                              75,181            75,181
         Deficit accumulated during the development stage                                       (82,398)          (38,523)
                                                                                    -------------------- -----------------
                 Total Stockholders' Equity                                                      (5,813)           38,062
                                                                                    -------------------- -----------------

Total Liabilities and Stockholders' Equity                                          $            14,362  $         38,775
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

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  September 10, 2007
                                                     Three Months Ended                Nine Months Ended         (Inception) Through
                                                September 30,   September 30,    September 30,     September 30,     September 30,
                                                    2010             2009             2010             2009               2010
                                               --------------  --------------   --------------    --------------   ---------------
Revenue:                                       $          60   $           -    $       1,136     $           -    $        1,136
                                               --------------  --------------   --------------    --------------   ---------------

Operational expenses:
         General and administrative expenses          542.04               -            1,204                 -    $       11,887
         Licensing fees                                1,650               -            3,700                 -    $        3,700
         Professional fees                             6,014               -           40,105                 -    $       66,245
                                               --------------  --------------   --------------    --------------   ---------------

                Total operational expenses            (8,206)              -          (45,009)                -    $      (81,832)
                                               --------------  --------------   --------------    --------------   ---------------

Other income (expense):
         Interest income (expense)                         0               0               (2)                0    $       (1,701)
                                               --------------  --------------   --------------    --------------   ---------------

Net loss                                       $      (8,146)  $           0    $     (43,875)    $           0    $      (82,398)
                                               ==============  ==============   ==============    ==============   ===============

Per share information

Net loss per common share
         Basic and fully diluted               $       (0.01)  $        0.00    $       (0.03)    $        0.00
                                               ==============  ==============   ==============    ==============

Weighted average number of common
         stock outstanding                         1,404,000       1,404,000        1,404,000         1,404,000
                                               ==============  ==============   ==============    ==============











                  See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                   STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
   FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2010
                                   (Unuadited)



                                                                                               Deficit Accum
                                                                              Additional         During
                                              Common Stock       Amount         Paid-in       Development
                                            Number of shares    $.001 Par       Capital          Stage            Totals
                                           -----------------   ------------   ------------   ---------------   -------------
Beginning Balance - September 10, 2007                    -    $         -    $         -    $            -    $          -
  Common stock issued to directors for
    services                                        485,802            486              -                 -             486
  Common stock issued for services                  608,000            608            792                 -           1,400
  Net loss                                                -              -              -           (19,250)        (19,250)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2007                       1,093,802          1,094            792           (19,250)        (17,364)
                                           -----------------   ------------   ------------   ---------------   -------------

  Common stock issued to directors                   11,448             11                                -              11
  Common stock issued for services                   19,750             20          4,918                 -           4,938
  Common stock issued for cash                      279,000            279         69,471                 -          69,750
  Net loss                                                -              -              -           (16,640)        (16,640)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2008                       1,404,000          1,404         75,181           (35,890)         40,695
                                           -----------------   ------------   ------------   ---------------   -------------
  Net loss                                                -              -              -            (2,633)         (2,633)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2009                       1,404,000          1,404         75,181           (38,523)         38,062
                                           -----------------   ------------   ------------   ---------------   -------------
  Net loss                                                -              -              -           (43,875)        (43,875)
                                           -----------------   ------------   ------------   ---------------   -------------
Balance - September 30, 2010                      1,404,000    $     1,404    $    75,181    $      (82,398)   $     (5,813)
                                           =================   ============   ============   ===============   =============















                  See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         Nine Months Ended               September 30, 2007
                                                                 September 30,        September 30,     (Inception) Through
                                                                      2010                2009           September 30, 2010
                                                               -------------------  ------------------  ---------------------

Cash Flows from Operating Activities:
        Net Loss                                               $          (43,875)  $               -   $            (82,398)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                      -                   -                  6,835
        Increase in assets and liabilities:
          Increase (decrease) in accounts payable and
           accrued liabilities                                             19,462                   -                 20,175
                                                               -------------------  ------------------  ---------------------

Net Cash Used by Operating Activities                                     (24,413)                  -                (55,388)
                                                               -------------------  ------------------  ---------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                      -                   -                 69,750
        Proceeds from note payable, related party                               -                   -                 25,000
        Payment of note payable, related party                                  -                   -                (25,000)
                                                               -------------------  ------------------  ---------------------

Net Cash Provided by Financing Activities                                       -                   -                 69,750
                                                               -------------------  ------------------  ---------------------

Net Increase  in Cash                                                     (24,413)                  -                 14,362

Cash and Cash Equivalents - Beginning of Period                            38,775              40,695                      -
                                                               -------------------  ------------------  ---------------------

Cash and Cash Equivalents - End of Period                      $           14,362   $          40,695   $             14,362
                                                               ===================  ==================  =====================


SUPPLEMENTAL DISCLOSURE

Cash paid for interest                                         $                2   $               -   $                  -
                                                               ===================  ==================  =====================
Cash paid for income taxes                                     $                -   $               -   $                  -
                                                               ===================  ==================  =====================



                  See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  From the Nine Months Ended September 30, 2010
                                   (Unaudited)

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

GOING CONCERN

The Company's financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $82,398 as of September 30, 2010. Prior to January 1, 2010, the Company did not recognize revenues from its activities. During the nine months ended September 30, 2010, the Company recognized $1,136 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  From the Nine Months Ended September 30, 2010
                                   (Unaudited)

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

RECENT ACCOUNTING PRONOUNCEMENTS

There were various other accounting standards and interpretations issued during the nine months ended September 30, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)
---------------------------------------

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At September 30, 2010, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

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

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                  From the Nine Months Ended September 30, 2010
                                   (Unaudited)

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

                                                2010                    2009
                                            -------------          -------------

Deferred tax assets
         Net operating loss carryforwards   $    43,874            $    15,024
         Valuation allowance                    (43,874)               (15,024)
                                            -------------          -------------
         Net deferred tax assets            $         0            $         0
                                            =============          =============

At September 30, 2010 and at December 31, 2009, the Company had net operating loss carryforwards of approximately $82,398 and $38,523, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2027.

NOTE 4 - SUBSEQUENT EVENTS
--------------------------

The Company has evaluated it activities subsequent to the quarter ended September 30, 2010 through November 15, 2010 and found no reportable subsequent events.

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

PLAN OF OPERATIONS

Fairway is a development stage company and has minimal revenue producing activities. Niche Properties, its majority shareholder, delivered a website with the necessary functionality for us to generate revenue in late July 2009. We worked with Niche Properties throughout 2009 to refine the website and prepare it for operations. Since the website launched, we have been focused on hiring salespeople, amassing prospect lists, preparing email marketing campaigns, and optimizing our search engine rankings. Using this revenue generating strategy, Niche Properties has generated revenue for four of its related niche lifestyle websites (LuxuryProperty.com, EcoProperties.com, WaterfrontageProperties.com, and HistoricalProperties.com).

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

During the 4th Quarter of 2010, we intend to:

          -    Continue phone sales.

          - Partner with golf-related companies to promote advertising on the Website. Send additional email marketing messages to prospects.

          - Further strengthen our search engine optimization to drive online conversions.

          - Begin efforts to cross promote the Website through other niche real estate websites and find banner advertisers interested in targeting property searchers on our website.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009

During the three months ended September 30, 2010, we recognized revenues from our operations of $60. During the three months ended September 30, 2009, we did not recognize any revenue from our operations.

During the three months ended September 30, 2010, we incurred operational expenses of $8,206 compared to $0 during the three months ended September 30, 2009. The increase of $8,206 was a result of an increase in our administrative activities in connection with the administrative activities and accounting and legal expenses.

During the three months ended September 30, 2010, we incurred a net loss of $8,146. During the three months ended September 30, 2009, we did not incur a net loss. The increase of $8,146 is a direct result of the $8,206 increase in operational expenses as explained above, offset by the $60 increase in revenues.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2009

During the nine months ended September 30, 2010, we recognized revenues from our operations of $1,136. During the nine months ended September 30, 2009, we did not recognize any revenue from our operations.

During the nine months ended September 30, 2010, we incurred operational expenses of $45,009 compared to $0 during the nine months ended September 30, 2009. The increase of $45,009 was a result of an increase in our administrative activities in connection with the administrative activities and accounting and legal expenses.

During the nine months ended September 30, 2010, we incurred a net loss of $43,874. During the nine months ended June 30, 2009, we did not incur a net loss. The increase of $43,874 is a direct result of the $45,009 increase in operational expenses as explained above, offset by the $1,136 increase in revenues.

LIQUIDITY

At September 30, 2010, we had total current assets of $14,362, consisting solely of cash. At September 30, 2010, we had current liabilities of $20,075, consisting solely of accounts payable. At September 30, 2010, we had working capital deficit of $5,713.

During the nine months ended September 30, 2010, we used $24,413 in our operating activities. During the nine months ended September 30, 2010, net losses of $43,874 were not adjusted for any non-cash items. During the nine months ended September 30, 2010, accounts payable and accrued expenses increased by $19,461.

During the nine months ended September 30, 2009, we did not use or receive funds from operational activities.

During the nine months ended September 30, 2010 and 2009, we did not use or receive funds from any investing activities.

During the nine months ended September 30, 2010 and 2009, we did not use or receive funds from financing activities.

SHORT TERM

We currently have cash reserves of $14,362. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during the first half of 2011. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have NO committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

NEED FOR ADDITIONAL FINANCING

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $14,362, we have an operational budget of over one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during the first half of 2011. If this does not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Properties to provide the platform and the technical support for our website.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred or if needed.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
-----------------------------------------------------------------

NOT APPLICABLE


ITEM 4. CONTROLS AND PROCEDURES
-------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
-------------------------

          NONE.


ITEM 1A. RISK FACTORS
---------------------

          NOT APPLICABLE TO SMALLER REPORTING COMPANIES.


ITEM 2. CHANGES IN SECURITIES
-----------------------------

          NONE.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

          NONE.


ITEM 4. REMOVED AND RESERVED
----------------------------

ITEM 5. OTHER INFORMATION
-------------------------

          NONE.

ITEM 6. EXHIBITS
----------------

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





                                               FAIRWAY PROPERTIES, INC.
                                     -------------------------------------------
                                                     (REGISTRANT)



Dated:   November 15, 2010           By: /s/Michael D. Murphy
                                     -------------------------------------------
                                     Michael D. Murphy (Principal Executive
                                     Officer, and Principal Accounting Officer)