Form 10-K
period 2010-12-31
FAIRWAY PROPERTIES, INC.
filed 2011-04-15
CIK 1476278

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2010

                                      Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _________ to _____________


                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                          41-2251802
----------------------------------                     ------------------------
 State or other jurisdiction of                            I.R.S. Employer
  incorporation or organization                          Identification No.

                     340 S Lemon Ave #5353, Walnut, CA 91789
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:
                                  866-532-4792

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

Large accelerated filer       [___]          Accelerated filer             [___]
Non-accelerated filer         [___]          Smaller reporting company     [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

There was no aggregate market value of voting stock held by non-affiliates of the registrant as of December 31, 2010 since the common stock of the Fairway Properties, Inc. does not trade on any of the markets, at this time.

On April 8, 2011, the 346,750 shares of common stock were held by non-affiliates and had a value of $17,338 based on the average closing bid and ask.

There were 1,404,000 shares issued and outstanding of the registrant's Common Stock as of April 8, 2011.

                                TABLE OF CONTENTS

                                        PART I

ITEM 1       Business
ITEM 1 A.    Risk Factors
ITEM 1 B.    Unresolved Staff Comments
ITEM 2       Properties
ITEM 3       Legal Proceedings
ITEM 4       (Removed and Reserved)

                                       PART II

ITEM 5       Market for Registrant's Common Equity, Related Stockholder Matters
             and Issuer Purchases of Equity Securities
ITEM 6       Selected Financial Data
ITEM 7       Management's Discussion and Analysis of Financial Condition and
             Results of Operations
ITEM 7 A.    Quantitative and Qualitative Disclosures About Market Risk
ITEM 8       Financial Statements and Supplementary Data
ITEM 9       Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure
ITEM 9 A.    Controls and Procedures
ITEM 9 A(T). Controls and Procedures
ITEM 9B      Other Information

                                       PART III

ITEM 10      Directors, Executive Officers, and Corporate Governance
ITEM 11      Executive Compensation
ITEM 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
ITEM 13      Certain Relationships and Related Transactions, and Director
             Independence
ITEM 14      Principal Accounting Fees and Services

                                       PART IV

ITEM 15      Exhibits, Financial Statement Schedules
SIGNATURES

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

Website Status

We are still in the process of beta testing our website. Beta testing means we were in a period of development where we are testing the website for quality assurance and implementing functionality to the website. As a part of the beta testing stage we are also gathering feedback from beta website users to help us improve the website for each development cycle. During the beta testing stage several improvements have been added to the website to give us a competitive advantage in the market. These improvements include integration of Google Analytics. This helps us track analytics and behavior of all visitors to the website. It tracks and reports a variety of metrics including how a visitor searches for property on the site, what pages they view, and how they progress through the website's checkout process when purchasing a listing. Google Analytics can be used to track the success of any search engine marketing campaigns using Google Adwords. This allows us to target advertising and marketing to potential customers searching Google. Another important improvement to the site has been integrating PayPal to the checkout process to allow individual property listors to purchase listing packages through the website. This allows the website to process orders on the website so we do not have to restrict orders and transactions to phone calls.

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

     (2) We engaged a third party call center to place calls on our behalf to send potential customers to the website where they can sign up to list property and make a payment. We did not trace any sales to the call center's sales activities and discontinued our engagement after a trial period.

     (3) We have conducted, and are planning additional, pay-per-click campaigns with search engines targeting potential property listors. Our most recent campaign in early March 2010 generated our first paying customer through the Website.

     (4) We are intending to launch several email marketing campaigns to opt-in customers of other Niche Properties websites. Niche Properties' network of websites deliver lifestyle targeted real estate searches, and include LuxuryProperty.com, HistoricalProperties.com,
          SkiProperties.com,       BankProperties.com,        EcoProperties.com,
          CastleProperties.com,                     WaterfrontageProperties.com,
          MovieProperties.com, and LoftProperties.com, Niche Properties owns, developed, maintains, updates, and markets the aforementioned websites. We have engaged Mark P Knowles, a search engine optimization specialist, through Niche Properties and our website now has (a) Google page rank of 3 and (b) first page search engine placement for prime keywords like "golf homes," "golf homes for sale," and "golf homes for rent."

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


---------------------------- --------------------------------------- ------------------------------------------

E-Business Tech              Business Significance                   Fairway Properties, Inc.
Dimension                                                            Significance
Ubiquity                     The marketplace extends beyond          The desire to search for real estate can
Internet/Web                 traditional boundaries and is removed   happen anytime and anywhere. By
technology is available      from a temporal and geographic          utilizing the power of the internet, our
everywhere: at home, at      location. Shopping, posting listing     marketing and advertising services are
work, and elsewhere via      information, and web surfing can take   designed to create convenience and
mobile devices.              place everywhere the internet is        flexibility for people visiting the
                             available. Customer convenience is      Website.
                             enhanced and shopping costs are
                             reduced.
---------------------------- --------------------------------------- ------------------------------------------
Global Reach                 Cultural and national boundaries are    As the world becomes more globalized the
The technology reaches       not an issue for the internet. As the   internet gives us the ability to leverage
across national              world becomes more globalized the       its services across the planet. Our clients
boundaries.                  internet is the primary means to        are not restricted by geographic location
                             reach anyone at anytime. "Marketplace"  if they wish to use our services. Advertisers
                             includes potentially billions of        on the Website can reach a global audience.
                             consumers and millions of businesses
                             worldwide.
---------------------------- --------------------------------------- ------------------------------------------
Universal                    By utilizing the internet there is      Universal standards make it easy for
Standards                    a global standard of technology.        visitors to come to the Website to
There is one set of          Internet technology is the same         access information and use our services.
technology standards,        throughout the world.                   Internet users are familiar with
namely internet standards.                                           navigating websites making it seamless
                                                                     for a wide audience to use our services.


---------------------------- --------------------------------------- ------------------------------------------
Richness                     Video, audio, and text marketing        By using media rich content visitors to
The internet makes           messages are integrated into a single   the Website will be able to fully
video, audio, and            marketing message and consumer          experience properties. Off-line
text marketing               "experience."                           marketing techniques can not convey the
possible                                                             richness of internet technologies. We
                                                                     will integrate video, audio, and text
                                                                     marketing to create a dynamic experience
                                                                     for our users.
---------------------------- --------------------------------------- ------------------------------------------
Interactivity                Consumers are engaged in a              Rich content and productive usability
E-business                   dialogue that dynamically               will make the Website an extremely
technology works             adjusts the experience to the           interactive experience. People will be
through interaction          individual, and makes the               able to post and view listings. They
with the user.               consumer a co-participant in            will be able to view agent, brokerage,
                             the process of delivering goods         and development profile pages. There
                             to the market.                          will be videos, which are one of the
                                                                     most engaging forms of media on the
                                                                     internet.
---------------------------- --------------------------------------- ------------------------------------------
Information Density          Information processing, storage, and    We will be able to display large amounts
Personalization              Personalization of marketing messages   listing information. Unlike off-line
The technology allows        and customization of products and       techniques it will not be restricted to a
personalized messages to     service are based on individual         page of a newspaper or catalogue.
be delivered to              preferences.
individuals and groups.
---------------------------- --------------------------------------- ------------------------------------------
Personalization              Personalization of marketing messages   The primary strategic advantage of our
The technology allows        and constomization of products and      Company is our ability to target a
personalized messages        services are based on individual        niche real estate market. As internet
to be delivered to           preferences.                            users become more plentiful and search
individuals and groups.                                              becomes more refined, users will
                                                                     gravitate to niche sites that are
                                                                     tailored and dedicated to their
                                                                     interests.


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

Company Partnership Plans:

These plans are designed for companies wishing to promote FairwayProperties.com to its agents in exchange for the following:

     (1)  a referral fee for each agent that registers on the website
     (2)  Co-branded welcome page which describes the agent listing packages
     (3)  All Company agents receive 20% off regular listing package prices; and
     (4)  No monetary fees for Companies.

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

We believe our target audience will pay to list on our site because we've seen the model work on two other websites in the Niche Properties Network:
LuxuryProperty.com and HistoricalProperties.com. It is a proven model. We attract and convert customers using search engine marketing (primarily Google Adwords) and search engine optimization (increasing search result rankings for top keywords). We also use Google Analytics to track our performance. It is likely that our competitors also use Google Anaytics, but we do not believe that they have implemented it on their websites to achieve the same level of data reporting that we have. We believe our use of Google Analytics is our greatest competitive advantage. It requires signficant technical knowledge and time to implement and to interpret results. It helps us increase sales conversions by tracking what visitors are doing on the website. We know exactly where they click, where they go on the website and when they leave. This helps us know what is working and what isn't. With this information we optimize pages that help create the best return on the advertising and marketing money we spend to attract visitors to the site. None of our competitors have access to this sort of information on their website and will not be able to compete with our ability to drive on-site customer conversions.

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

We  incorporated  and now  operate  the  Company  during  a severe  real  estate
--------------------------------------------------------------------------------
downturn, amidst poor general economic conditions.
-------------------------------------------------

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

Our business is a development stage company and unproven and therefore risky.
----------------------------------------------------------------------------

We have only very recently adopted the business plan described herein-above. Potential investors should be made aware of the risk and difficulties encountered by a new enterprise in the internet marketing business, especially in view of the intense competition from existing businesses in the industry.

We have a lack of revenue history and have a limited  performance  history since
--------------------------------------------------------------------------------
we are a start-up company.
-------------------------

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

We can give no assurance of success or profitability.
----------------------------------------------------

There is no assurance that we will ever operate profitably. There is no assurance that we will generate profits or that the market price of our common stock will be increased thereby.

We may have a shortage of working  capital in the future which could  jeopardize
--------------------------------------------------------------------------------
our ability to carry out our business plan.
------------------------------------------

Our capital needs consist primarily of expenses related to development and marketing costs for an on-line golf course real estate sales tool, licensing fees from Niche Properties for a website and domain names, and to fund the costs and fees associated with being a smaller reporting company and could exceed $20,000 in the next twelve months. We have cash as of the date of this filing of approximately $6,239.

Our  officers and  directors  may have  conflicts  of interest  which may not be
--------------------------------------------------------------------------------
resolved favorably to us.
------------------------

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

We might need additional  financing for which we have no  commitments,  and this
--------------------------------------------------------------------------------
may jeopardize execution of our business plan.
---------------------------------------------

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

We may in the future  issue more  shares  which could cause a loss of control by
--------------------------------------------------------------------------------
our present management and current stockholders.
-----------------------------------------------

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

We are not diversified and we will be dependent on only one business.
--------------------------------------------------------------------

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the internet marketing industry and therefore increase the risks associated with our operations due to lack of diversification.

We will  depend  upon  management  but we will  have  limited  participation  of
--------------------------------------------------------------------------------
management.
----------

We currently have three individuals who are serving as our officers and directors, each up to 10 hours total per week and each on a part-time basis. Two of our directors (Michael and Sean Murphy) are also acting as our officers. We will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to us, to implement our business plan, and may, from time to time, find that the inability of the officers, directors and consultants to devote their full-time attention to our business results in a delay in progress toward implementing our business plan. Because investors will not be able to manage our business, they should critically assess all of the information concerning our officers and directors.

Our  officers  and  directors  are not  employed  full-time by us which could be
--------------------------------------------------------------------------------
detrimental to the business.
---------------------------

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

Our  officers  and  directors  may have  conflicts  of interests as to corporate
--------------------------------------------------------------------------------
opportunities which we may not be able or allowed to participate in.
-------------------------------------------------------------------

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

RISK FACTORS RELATING TO OUR COMPANY AND OUR BUSINESS


We are dependent on the web application  provided by Niche Properties to provide
--------------------------------------------------------------------------------
the  functionality  for our website.  If the Niche  Properties  web  application
--------------------------------------------------------------------------------
contains programming errors or defects, it would adversely affect our reputation
--------------------------------------------------------------------------------
and cause us to lose customers.
------------------------------

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

If we are not able to adapt to rapid  technology  changes  affecting our website
--------------------------------------------------------------------------------
and continually  upgrade the services and offerings of our website to outperform
--------------------------------------------------------------------------------
our  competition,  we may not be able to  attract  or retain  customers  and our
--------------------------------------------------------------------------------
business will fail.
------------------

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

If Niche Properties is unable to refine the FairwayProperties.com web site or we
--------------------------------------------------------------------------------
are unable to develop a market for our internet website, our ability to generate
--------------------------------------------------------------------------------
revenue would be limited.
------------------------

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

We rely on Mr. Sean Murphy,  our President,  and Mr. Michael D. Murphy, our CEO,
--------------------------------------------------------------------------------
who do not devote their full business time to our business.
----------------------------------------------------------

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

Our  Officers  and  Directors  are related to one  another and are the  majority
--------------------------------------------------------------------------------
shareholders of the Company.  As such there is a possibility of them controlling
--------------------------------------------------------------------------------
the Company to the detriment of outsiders.
-----------------------------------------

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

Some of our business associates have not signed a confidentiality  agreement. As
--------------------------------------------------------------------------------
such there is the risk that information  could be disclosed to other parties and
--------------------------------------------------------------------------------
used by other parties  causing  irreparable  harm to our business or potentially
--------------------------------------------------------------------------------
business failure.
----------------

Even though our confidentiality agreement provides protection for us to a certain degree, some of the Company's business associates have not executed a confidentiality agreement. These business associates could disclose pertinent information to another party and the information could be used by the party. This could cause irreparable harm to our Company and may cause our business to fail.

We  will  experience  substantial  competition  for  supplies  in  the  business
--------------------------------------------------------------------------------
technology industry.
-------------------

We will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we do. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on us.

We have agreed to  indemnification  of officers and  directors as is provided by
--------------------------------------------------------------------------------
Nevada Statute.
--------------

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

Our directors' liability to us and shareholders is limited.
----------------------------------------------------------

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

We may depend upon outside  advisors,  who may not be  available  on  reasonable
--------------------------------------------------------------------------------
terms and as needed.
-------------------

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

RISK FACTORS RELATED TO OUR STOCK

Because  Michael D. Murphy,  our CEO, and Robert  Murphy,  one of our directors,
--------------------------------------------------------------------------------
control approximately 53% of our outstanding common stock, they will control and
--------------------------------------------------------------------------------
make  corporate  decisions  and  investors  will have limited  ability to affect
--------------------------------------------------------------------------------
corporate decisions.
-------------------

At December 31, 2010, Messrs. Michael D. Murphy and Robert Murphy control approximately 43% of the outstanding shares of our common stock beneficially through Niche Properties, our majority shareholder. This beneficial ownership, combined with their individual holdings in Fairway, gives them almost complete influence in determining the outcome of all corporate transactions and business decisions. The interests of Messrs. Murphy and Murphy may differ from the interests of the other stockholders, and since they have the ability to control most decisions through their control of our common stock, our investors will have limited ability to affect decisions made by management.

The regulation of penny stocks by SEC and FINRA may  discourage the  tradability
--------------------------------------------------------------------------------
of our securities.
-----------------

We are a "penny stock" company. Our common stock trades on the OTCQB Market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

We will pay no foreseeable dividends in the future.
--------------------------------------------------

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

Our investors may suffer future  dilution due to issuances of shares for various
--------------------------------------------------------------------------------
considerations in the future.
----------------------------

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

Fairway's  stock  will in all  likelihood  be thinly  traded  and as a result an
--------------------------------------------------------------------------------
investor  may be unable to sell at or near ask prices or at all if the  investor
--------------------------------------------------------------------------------
needs to liquidate shares.
-------------------------

The shares of Fairway's common stock is thinly-traded in the OTCQB, meaning that the number of persons interested in purchasing Fairway's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Fairway is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if Fairway came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Fairway or purchase or recommend the purchase of any of Fairway's securities until such time as Fairway becomes more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in Fairway's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price. The Company cannot give you any assurance that a broader or more active public trading market for Fairway's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, Fairway can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of Fairway.

Trading in our shares in the public market will most likely be volatile  because
--------------------------------------------------------------------------------
of factors beyond our control.
-----------------------------

There can be no assurance that our shares will continue to be quoted on the OTCQB or that if they are, there will be an active trading market for the shares. Accordingly, it could be difficult for holders of our common stock to liquidate their shares.

The  market  price  of  our  common  stock  could  be  subject  to   significant
fluctuations and the market price could be subject to any of the following factors:

     o    our failure to achieve and maintain profitability;

     o    changes  in  earnings  estimates  and   recommendations  by  financial
          analysts;

     o actual or anticipated variations in our quarterly and annual results of operations;

     o    changes in market valuations of similar companies;

     o announcements by us or our competitors of significant contracts, new services, acquisitions, commercial relationships, joint ventures or capital commitments;

     o    loss of significant clients or customers;

     o    loss of significant strategic relationships; and

     o    general market, political and economic conditions.

In the past, following periods of extreme volatility in the market price of a company's securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management's time and attention, which would otherwise be used to benefit our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are located at 340 S Lemon Ave #5353, Los Angeles, CA 91789 and the telephone number is (866) 532-4792; and the fax number is (866) 789-4653. At this time Niche Properties allows Fairway to use its offices for its operations without charge.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public trading market for the common stock. On March 18, 2011, the Company's common stock was accepted for trading by FINRA on the OTCQB and was assigned the symbol is "FRYP" on the OTC/QB.

Holders

As of December 31, 2010, we have approximately 43 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2010 and 2009, we made no sale or issuance of our unregistered securities.

Issuer Purchases of Equity Securities

Fairway did not repurchase any shares of its common stock during the year ended December 31, 2010.

ITEM 6.  SELECTED FINANCIAL DATA

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

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

Based on our current cash reserves of $11,322 at December 31, 2010, we have an operational budget of less than one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2011. If we incur unforeseen expenses or do not generate sufficient revenue over the next 6 months to cover our operating costs, it is possible we will deplete our cash reserves and need to raise additional money. However, generating sufficient revenue through our sales activities to cover our operating costs should enable us to continue forward without raising additional money. Currently, we have no committed source for any funds as of date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Year Ended  December  31, 2010  compared to the Year Ended  December 31,
2009.

During the years ended December 31, 2010 we recognized revenues of $1,136 from our operational activities., During the year ended December 31, 2009, we did not recognize any revenues from our operations.

During the year ended December 31, 2010, we incurred operational expenses of $53,188 compared to $2,633 during the year ended December 31, 2009. The increase of $50,555 was a result of a $1,161 increase in general and administrative expenses, a $44,864 in legal expenses and a $4,530 increase in licensing fees. These increases were a result of not just the Company's increased operational activities, but also its increased public reporting requirements and its efforts to get the Company's common stock listed on the OTCBB.

During the year ended December 31, 2010, we incurred a net loss of $52,054 compared to a net loss of $2,633 during the year ended December 31, 2009. The increase of $49,421 was a result of the $50,055 increase in operational expenses, discussed above, offset by a $1,136 increase in revenues.

LIQUIDITY

During the Years Ended December 31, 2010 and 2009
-------------------------------------------------

At December 31, 2010, we had total current assets of $11,322, consisting solely of cash. At December 31, 2010, we had current liabilities of $25,314, consisting solely of accounts payable. At December 31, 2010, we had working capital of $13,992.

During the year ended December 31, 2010, we used $27,453 in our operating activities. During the year ended December 31, 2010, net losses $52,054 were not adjusted for any non-cash items. During the year ended December 31, 2010, accounts payable and accrued interest increased by $24,601.

During the year ended December 31, 2009, we used $1,920 in our operating activities. During the year ended December 31, 2009, net losses of $2,630 were not adjusted for any non-cash items.

During the years ended December 31, 2010 and 2009, we did not use or receive funds from any investing activities.

During the years ended December 31, 2010 and 2009, we did not use or receive funds from financing activities.

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2010, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $11,322 at December 31, 2010, we have an operational budget of less than one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2011. If this does not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche to provide the platform and the technical support for our website

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred or if needed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Fairway Properties, Inc. for the year ended December 31, 2010, period from September 10, 2007 (inception) through December 31, 2010, and period from September 10, 2007 through December 31, 2010, starting on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

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

As  required  by SEC Rule  15d-15(b),  our  Chief  Executive  Officer  and Chief
Financial Officer, Mr. Michael Murphy, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended December 31, 2010. Based on the foregoing evaluation, Mr. Murphy has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Fairway's management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

     (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company's assets;

     (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of Fairway's management and directors; and

     (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on Fairway's financial statements.

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2010. The Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Fairway's directors or executive officers, including their ages as of December 31, 2010.


            Name                        Age                      Position                     Term
----------------------------- ------------------------- --------------------------- -------------------------

Michael D. Murphy                        29             Chief Executive Officer,             Annual
                                                        Treasurer and Director

Sean Murphy                              26             President, Secretary and             Annual

Darren Murphy                            25             Secretary                            Annual

Edward Sigmond                           52             Director                             Annual

Michael D. Murphy, Sean Murphy and Darren Murphy are brothers.

Presently, Messrs. Murphy, Murphy, and Murphy are employed by and involved in the management of and are owners of Niche Properties. Additionally, Niche Properties is a majority shareholder of Fairway.

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

Biographical Information

MICHAEL D. MURPHY, age 29, is Chief Executive Officer, Treasurer and a Director of Fairway Properties, Inc.

Mr. Murphy oversees all technology and management for Fairway Properties Inc. His experience includes co-founding and operating companies in the real estate, technology and luxury industries. He co-founded Luxurio Inc. in 2006. He is currently employed at Niche Technologies, Inc., which he co-founded in 2007, and oversees all Niche Properties websites. Michael began his entrepreneurial career as Chief Financial Officer at a Denver real estate start-up (2005-2006) and served a term at the Financial Accounting Standards Board (2005) as a postgraduate assistant. He is an active Certified Public Accountant and inactive licensed real estate broker. Mr. Murphy holds BBA and MS in Accountancy degrees from the University of Notre Dame's Mendoza College of Business, where he graduated as the valedictorian of both his respective classes (2004 & 2005)

SEAN MURPHY, age 26, is President and a Director of Fairway Properties, Inc.

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

DARREN MURPHY, age 25, is Secretary of Fairway Properties, Inc.

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

EDWARD SIGMOND, age 52, is a Director of Fairway Properties, Inc.

Mr. Sigmond is a partner in Sigmond and Johnson, Inc., a Dallas based investment banking firm specializing in working with public micro cap companies. He's been with Sigmond and Johnson, Inc since conception in 2006. He founded the Great American Food Chain, Inc. in 2003 and currently serves as President and Chairman of the Board. Mr. Sigmond also owns Kestrel Holdings, Inc., a real estate and equity investment company which he founded in 1999. His properties are typically concentrated in the retail, entertainment and restaurant/bar markets. He is a member of the Board of Directors of MultiCell Technology, Inc., a publicly held biotech company and has served in this capacity since 2000. He founded and served as president of American Machine and Bearing (1992-1996) and Specialty Food Products (1987-1990) both of Dallas, Texas. Other positions include Assistant to President of Alpha Aviation, Dallas, Texas (1990-1992) and VP/Regional Manager of Geodata Corporation, Houston, Texas (1981-1987). He has held executive sales, marketing and operations management positions for nearly 25 years.

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

Conflicts of Interest - Niche Properties

Our  Officers  and  Directors  are related to one  another and are the  majority
--------------------------------------------------------------------------------
shareholders of the Company.  As such there is a possibility of them controlling
--------------------------------------------------------------------------------
the Company to the detriment of outsiders.
-----------------------------------------

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

Conflicts of Interest - General.
-------------------------------

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

Conflicts of Interest - Corporate Opportunities
-----------------------------------------------

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


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2010, 2009 and 2008. The table sets forth this information for Fairway, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2010.

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
-------------- ------ -------- --------- --------- --------- ----------------- ---------------- ----------------- -------

Michael D.
Murphy, CEO
and            2010      0        0         0         0             0                 0                0            $0
Treasurer      2009      0        0         0         0             0                 0                0            $0
(1)            2008      0        0         3         0             0                 0                0            $3

Sean Murphy,   2010      0        0         0         0             0                 0                0            $0
President (2)  2009      0        0         0         0             0                 0                0            $0
               2008      0        0         3         0             0                 0                0            $3

     (1) During the year ended December 31, 2008, Mr. Michael D. Murphy received 3,816 shares of common stock valued at $0.001 for $3 for services.

     (2) During the year ended December 31, 2008, Mr. Sean Murphy received 3,816 shares of common stock valued at $0.001 for $3 for services.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Not Applicable.

Fairway does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2010 and 2009.

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


                              Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2010:


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

The information below is based on the number of shares of Fairway common stock that Fairway believes was beneficially owned by each person or entity as of December 31, 2010.

There are currently 140,000,000 common shares authorized of which 1,404,000 are outstanding.


   Title of Class      Name and Address of Beneficial Owner     Amount and Nature of      (Comment #19)
                                                                  Beneficial Owner*      Percent of Class
--------------------- ---------------------------------------- ------------------------ -------------------
Common shares         Niche Technologies, Inc. (beneficially                   600,000              42.73%
                      Robert Murphy Michael D. Murphy, Sean
                      Murphy and Darren Murphy)
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Robert Murphy,                                            72,000               5.13%
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Michael D. Murphy,                                        72,000               5.13%
                      CEO/Treasurer and Director
                      340 S Lemon Ave #5353
                      Walnut, CA 91789


Common shares         Sean Murphy,                                              72,000               5.13%
                      CEO/Treasurer and Director
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Darren Murphy,                                                 0                  0%
                      Secretary
                      CEO/Treasurer and Director
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Edward Sigmond, Director                                  81,250               5.79%
                      CEO/Treasurer and Director
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Kestrel Holdings, Inc. (beneficially                     200,000              14.25%
                      Edward Sigmond)
                      2808 Cole Avenue
                      Dallas, TX  75204
                                                               ------------------------ -------------------

                      Officers and Directors (4 individuals)                 1,097,250              78.15%

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Ronald R. Chadwick, P.C. ("Chadwick") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2010 and December 31, 2009 by Ronald R. Chadwick, P.C.

                                        Year Ended December 31,
                                 2010                         2009
                         -----------------------      ---------------------
Audit Fees                      $7,750                       $1,900

Audit-related Fees                $0                           $0


Tax Fees                          $0                           $0

All Other Fees                    $0                           $0

                         -----------------------      ---------------------
Total Fees                       $7,750                       $1,900

All audit work was performed by the auditors' full time employees.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10-K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)   Audited financial statements for years ended December 31, 2010 and 2009


(b)    Exhibit No.                        Description
       -----------                        -----------

      3.1            Articles of Incorporation of Fairway Properties, Inc. (1)

      3.2            Bylaws of Fairway Properties, Inc. (1)

      10.1           Technology License Agreement (1)

      10.2           Amended Technology License Agreement (2)

      31.1           Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act (3)

      32.1           Certification of Principal Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act (3)

--------------------------------------------------------------------------------
(1) Incorporated by reference from the exhibits included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated November 18, 2009.

(2) Incorporated by reference from the exhibits included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

(3) Filed herewith.

                            RONALD R. CHADWICK, P.C.
                           Certified Public Accountant
                        2851 South Parker Road, Suite 720
                             Aurora, Colorado 80014
                            Telephone (303) 306-1967
                                Fax (303)306-1944


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Fairway Properties, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Fairway Properties, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from September 10, 2007 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairway Properties, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from September 10, 2007 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                        /s/ Ronald R. Chadwick, P.C.
March 24, 2011                          RONALD R. CHADWICK, P.C.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                            December 31,        December 31,
                                                                                2010                2009
                                                                         -------------------- -----------------

Assets
         Current Assets:
                 Cash                                                               $ 11,322          $ 38,775
                                                                         -------------------- -----------------
         Total Current Assets                                                         11,322            38,775
                                                                         -------------------- -----------------

Total Assets                                                                        $ 11,322          $ 38,775
                                                                         ==================== =================


Liabilities and Stockholders' (Deficit) Equity
         Current liabilities
                 Accounts payable                                                   $ 25,314               $ -
                 Accrued interest                                                          -               713
                                                                         -------------------- -----------------
         Total Current Liabilities                                                    25,314               713
                                                                         -------------------- -----------------

Stockholders' (Deficit) Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                   1,404             1,404
         Additional paid-in capital                                                   75,181            75,181
         Deficit accumulated during the development stage                            (90,577)          (38,523)
                                                                         -------------------- -----------------
                 Total Stockholders' Equity                                          (13,992)           38,062
                                                                         -------------------- -----------------

Total Liabilities and Stockholders' Equity                                          $ 11,322          $ 38,775
                                                                         ==================== =================


See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS


                                                                                                  September 10, 2007
                                                     Year Ended                                   (Inception) Through
                                                    December 31,           December 31,              December 31,
                                                        2010                   2009                      2010
                                                 --------------------   -------------------    --------------------------

Revenue:                                                     $ 1,136                   $ -                       $ 1,136
                                                 --------------------   -------------------    --------------------------

Operational expenses:
        General and administrative expenses                    1,224                    63                      $ 11,908
        Licensing fees                                         5,200                   670                         5,200
        Professional fees                                     46,764                 1,900                        72,904
                                                 --------------------   -------------------    --------------------------

               Total operational expenses                    (53,188)               (2,633)                      (90,012)
                                                 --------------------   -------------------    --------------------------

Other income (expense):
        Interest income (expense)                                 (2)                    0                        (1,701)
                                                 --------------------   -------------------    --------------------------

Net loss                                                   $ (52,054)             $ (2,633)                    $ (90,577)
                                                 ====================   ===================    ==========================

Per share information

Net loss per common share
        Basic and fully diluted                              $ (0.04)              $ (0.00)
                                                 ====================   ===================

Weighted average number of common
        stock outstanding                                  1,404,000             1,404,000
                                                 ====================   ===================




See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS


                                                                  Year Ended                            September 30, 2007
                                                                 December 31,         December 31,     (Inception) Through
                                                                     2010                 2009          December 31, 2010
                                                              -------------------   -----------------  ---------------------

Cash Flows from Operating Activities:
        Net Loss                                                       $ (52,054)           $ (2,633)             $ (90,577)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                     -                   -                  6,835
        Increase in assets and liabilities:
          Increase (decrease) in accounts payable and accrued
          liabilities                                                     24,601                 713                 25,314
                                                              -------------------   -----------------  ---------------------

Net Cash Used by Operating Activities                                    (27,453)             (1,920)               (58,428)
                                                              -------------------   -----------------  ---------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                     -                   -                 69,750
        Proceeds from note payable, related party                              -                   -                 25,000
        Payment of note payable, related party                                 -                   -                (25,000)
                                                              -------------------   -----------------  ---------------------

Net Cash Provided by Financing Activities                                      -                   -                 69,750
                                                              -------------------   -----------------  ---------------------

Net Increase  in Cash                                                    (27,453)             (1,920)                11,322

Cash and Cash Equivalents - Beginning of Period                           38,775              40,695                      -
                                                              -------------------   -----------------  ---------------------

Cash and Cash Equivalents - End of Period                               $ 11,322            $ 38,775               $ 11,322
                                                              ===================   =================  =====================


Supplemental Disclosure

Cash paid for interest                                                       $ 2                 $ -                    $ -
                                                              ===================   =================  =====================
Cash paid for income taxes                                                   $ -                 $ -                    $ -
                                                              ===================   =================  =====================



See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
           FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH DECEMBER 31, 2010


                                                                                            Deficit Accum
                                                                             Additional         During
                                             Common Stock       Amount         Paid-in       Development
                                           Number of shares    $.001 Par       Capital          Stage            Totals
                                          -----------------   ------------   ------------   ---------------   -------------

Beginning Balance - September 10, 2007                   -            $ -            $ -               $ -             $ -
  Common stock issued to directors for
    services                                       485,802            486              -                 -             486
  Common stock issued for services                 608,000            608            792                 -           1,400
  Net loss                                               -              -              -           (19,250)        (19,250)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2007                      1,093,802          1,094            792           (19,250)        (17,364)
                                          -----------------   ------------   ------------   ---------------   -------------

  Common stock issued to directors                  11,448             11                                -              11
  Common stock issued for services                  19,750             20          4,918                 -           4,938
  Common stock issued for cash                     279,000            279         69,471                 -          69,750
  Net loss                                               -              -              -           (16,640)        (16,640)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2008                      1,404,000          1,404         75,181           (35,890)         40,695
                                          -----------------   ------------   ------------   ---------------   -------------
  Net loss                                               -              -              -            (2,633)         (2,633)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2009                      1,404,000          1,404         75,181           (38,523)         38,062
                                          -----------------   ------------   ------------   ---------------   -------------
  Net loss                                               -              -              -           (52,054)        (52,054)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2010                      1,404,000        $ 1,404       $ 75,181         $ (90,577)      $ (13,992)
                                          =================   ============   ============   ===============   =============

See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2010 and 2009


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

Basis of Presentation

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Among the disclosures required, are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

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

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2010 and 2009

Income Taxes

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustment to the tax provision or benefit in the period of enactment.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2010, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2010 and 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $52,054 for the year ended December 31, 2010, and an accumulated deficit of $90,577 as of December 31, 2010. At December 31, 2010, the Company had a working capital deficit of $13,992.

The future success of the Company is likely dependent on its ability to attain additional capital and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At December 31, 2010, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the years ended December 31, 2010 and 2009, the Company did not issue any shares of its common stock.

NOTE 4 - INCOME TAXES

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2010 and 2009

                                                  2010                2009
                                              -------------       ------------

Deferred tax assets
         Net operating loss carryforwards     $    35,325          $   15,024
         Valuation allowance                    (  35,325)         (   15,024)
                                              -------------       -------------
         Net deferred tax assets              $         0          $        0
                                              =============       =============

At December 31, 2010 and at December 31, 2009, the Company had net operating loss carryforwards of approximately $90,577 and $38,523, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended December 31, 2010 through March 28, 2011 and found no reportable subsequent events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Michael D. Murphy                                            April 14, 2011
---------------------------------------------------------
Michael D. Murphy
(Chief Financial Officer/Principal
Accounting Officer/Treasurer and Chief Executive Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ed Sigmond                                                    April 14, 2011
---------------------------------------------------------
Ed Sigmond, Director


/s/ Michael D. Murphy                                             April 14, 2011
---------------------------------------------------------
Michael D. Murphy, Director


/s/ Sean Murphy                                                   April 14, 2011
---------------------------------------------------------
Sean Murphy, Director