Form 10-Q
period 2011-03-31
FAIRWAY PROPERTIES, INC.
filed 2011-05-23
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2011

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT

            For the transition period from __________ to ___________

                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                               41-2251802
         ------                                               ----------
(State of Incorporation)                                (IRS Employer ID Number)

                  340 S Lemon Ave #5353, Los Angeles, CA 91789
                 ----------------------------------------------
                    (Address of principal executive offices)

                                  866-532-4792
                                 --------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 for Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2011, there were 1,404,000 shares of the registrant's common stock issued and outstanding.

                                                                            Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)

         Balance Sheets - March 31, 2011 and December 31, 2010 (Audited)     F-1

         Statements of Operations  -
                  Three months ended March 31, 2011 and 2010 and
                  From September 10, 2007(Inception) to March 31, 2011       F-2

         Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to March 31, 2011     F-3

         Statements of Cash Flows -
                  Three months ended March 31, 2011 and
                  From September 10, 2007 (Inception) to March 31, 2011      F-4

         Notes to the Financial Statements                                   F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                           4

Item 4.  Controls and Procedures                                             5

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                  5

Item 1A.  Risk Factors -  Not Applicable                                     5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         5
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                    5

Item 4.  Removed and Reserved                                                5

Item 5.  Other Information - Not Applicable                                  5

Item 6.  Exhibits                                                            6

SIGNATURES                                                                   7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                                       March 31,           December 31,
                                                                                          2011                 2010
                                                                                    -----------------    -----------------
                                                                                      (Unaudited)           (Audited)

Assets
         Current Assets:
                 Cash                                                                        $ 6,267             $ 11,322
                                                                                    -----------------    -----------------
         Total Current Assets                                                                  6,267               11,322
                                                                                    -----------------    -----------------

Total Assets                                                                                 $ 6,267             $ 11,322
                                                                                    =================    =================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                                           $ 28,978             $ 25,314
                 Accrued interest                                                                  -                    -
                                                                                    -----------------    -----------------
         Total Current Liabilities                                                            28,978               25,314
                                                                                    -----------------    -----------------

Stockholders' Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                           1,404                1,404
         Additional paid-in capital                                                           75,181               75,181
         Deficit accumulated during the development stage                                    (99,296)             (90,577)
                                                                                    -----------------    -----------------
                 Total Stockholders' Equity                                                  (22,711)             (13,992)
                                                                                    -----------------    -----------------

Total Liabilities and Stockholders' Equity                                                   $ 6,267             $ 11,322
                                                                                    =================    =================


See the notes to these financial statements.

F-1


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                                                   September 10, 2007
                                                      Three Months Ended     Three Months Ended    (Inception) Through
                                                          March 31,             March 31,              March 31,
                                                            2011                  2010                    2011
                                                    ----------------------  ------------------   -----------------------

Revenue:                                                            $ 230               $ 846                   $ 1,366
                                                    ----------------------  ------------------   -----------------------

Operational expenses:
         General and administrative expenses                           35                 (10)                   11,943
         Licensing fees                                             1,500                 500                     6,700
         Professional fees                                          7,414               2,500                    80,318
                                                    ----------------------  ------------------   -----------------------

                Total operational expenses                         (8,949)             (2,990)                  (98,961)
                                                    ----------------------  ------------------   -----------------------

Other income (expense):
         Interest expense                                               -                   -                    (1,701)
                                                    ----------------------  ------------------   -----------------------

Net loss                                                         $ (8,719)           $ (2,144)                $ (99,296)
                                                    ======================  ==================   =======================

Per share information

Net loss per common share
         Basic and fully diluted                                  $ (0.01)            $ (0.00)
                                                    ======================  ==================

Weighted average number of common
         stock outstanding                                      1,404,000           1,404,000
                                                    ======================  ==================




See the notes to these financial statements.

F-2


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
             FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH MARCH 31, 2010
                                           (Unuadited)

                                                                                               Deficit Accum
                                                                              Additional         During
                                              Common Stock       Amount         Paid-in        Development
                                            Number of shares    $.001 Par       Capital           Stage           Totals
                                           -----------------   ------------   ------------    --------------   --------------

Beginning Balance - September 10, 2007                    -            $ -            $ -               $ -              $ -
  Common stock issued to directors for
    services                                        485,802            486              -                 -              486
  Common stock issued for services                  608,000            608            792                 -            1,400
  Net loss                                                -              -              -           (19,250)         (19,250)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2007                       1,093,802          1,094            792           (19,250)         (17,364)

  Common stock issued to directors                   11,448             11                                -               11
  Common stock issued for services                   19,750             20          4,918                 -            4,938
  Common stock issued for cash                      279,000            279         69,471                 -           69,750
  Net loss                                                -              -              -           (16,640)         (16,640)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2008                       1,404,000          1,404         75,181           (35,890)          40,695
  Net loss                                                -              -              -            (2,633)          (2,633)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2009                       1,404,000          1,404         75,181           (38,523)          38,062
  Net loss                                                -              -              -           (52,054)         (52,054)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2010                       1,404,000          1,404         75,181           (90,577)         (13,992)
  Net loss                                                                                           (8,719)          (8,719)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - March 31, 2011                          1,404,000        $ 1,404       $ 75,181         $ (99,296)       $ (22,711)
                                           =================   ============   ============    ==============   ==============

See the notes to these financial statements.

F-3


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                               Three Months Ended   Three Months Ended  September 30, 2007
                                                                   March 31,           March 31,        (Inception) Through
                                                                     2011                 2010            March 31, 2011
                                                               ------------------  -------------------  -------------------

Cash Flows from Operating Activities:
        Net Loss                                                        $ (8,719)            $ (2,144)           $ (99,296)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                     -                    -                6,835
        Increase in assets and liabilities:
          Increase (decrease) in accounts payable and accrued
           liabilities                                                     3,664                 (711)              28,978
                                                               ------------------  -------------------  -------------------

Net Cash Used by Operating Activities                                     (5,055)              (2,855)             (63,483)
                                                               ------------------  -------------------  -------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                     -                    -               69,750
        Proceeds from note payable, related party                              -                    -               25,000
        Payment of note payable, related party                                 -                    -              (25,000)
                                                               ------------------  -------------------  -------------------

Net Cash Provided by Financing Activities                                      -                    -               69,750
                                                               ------------------  -------------------  -------------------

Net Increase  in Cash                                                     (5,055)              (2,855)               6,267

Cash and Cash Equivalents - Beginning of Period                           11,322               38,775                    -
                                                               ------------------  -------------------  -------------------

Cash and Cash Equivalents - End of Period                                $ 6,267             $ 35,920              $ 6,267
                                                               ==================  ===================  ===================


Supplemental Disclosure

Cash paid for interest                                                       $ -                  $ -                  $ -
                                                               ==================  ===================  ===================
Cash paid for income taxes                                                   $ -                  $ -                  $ -
                                                               ==================  ===================  ===================



See the notes to these financial statements.

F-4

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
               For the Three Months Ended March 31, 2011 and 2010

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2010. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2010 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

The Company's financial statements for the year ended December 31, 2010 and the three months ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $99,296 as of March 31, 2011. Prior to January 1, 2010, the Company did not recognize revenues from its activities. During the three months ended March 31, 2011, the Company recognized $230 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended March 31, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At March 31, 2011, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the three months ended March 31, 2011 and 2010, the Company did not issue any shares of its common stock.

NOTE 3 - INCOME TAXES

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                  2011               2010
                                                ---------            -----

Deferred tax assets
         Net operating loss carryforwards      $   8,719         $    35,325
         Valuation allowance                     ( 8,719)         (   35,325)
                                               ----------       -------------
         Net deferred tax assets               $       0         $         0
                                               ==========       =============

At March 31, 2011 and at December 31, 2010, the Company had net operating loss carryforwards of approximately $99,296 and $90,577, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended March 31, 2011 through May 16, 2011 and found no reportable subsequent events.

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

Based on our current cash reserves of $6,267 at March 31, 2011, we have an operational budget of less than one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2011. If we incur unforeseen expenses or do not generate sufficient revenue over the next 6 months to cover our operating costs, it is possible we will deplete our cash reserves and need to raise additional money.

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

RESULTS OF OPERATIONS

For the Three  Months  Ended March 31, 2011  Compared to the Three  Months Ended
--------------------------------------------------------------------------------
March 31, 2010
--------------

During the three months ended March 31, 2011, we recognized revenues from our operations of $230. During the three months ended March 31, 2019, we recognized any revenues of $846 from our operations. The decrease of $616 was a result of focus on the further development of the website and platform, rather than marketing and sale efforts.

During the three months ended March 31, 2011, we incurred operational expenses of $8,949 compared to $2,990 during the three months ended Marc 31, 2010. The increase of $5,959 was a result of increases in of $1,000 in licensing fees and $4,914 in professional fees. These expenses are expected to continue to increase as we complete testing and development of our website.

During the three months ended March 31, 2011, we incurred a net loss of $8,719. During the three months ended March 31, 2010, we incurred a net loss of $2,144. The increase of $6,575 is a direct result of the $5,959 increase in operational expenses and $230 decrease in revenues as explained above.

LIQUIDITY

At March 31, 2011, we had total current assets of $6,267, consisting solely of cash. At March 31, 2011, we had current liabilities of $28,978, consisting solely of accounts payable. At March 31, 2011, we had working capital deficit of $22,711.

During the three months ended March 31, 2011, we used $5,055 in our operating activities. During the three ended March 31, 2011, net losses of $8,719 were not adjusted for any non-cash items. During the three ended March 31, 2011, accounts payable and accrued expenses increased by $3,644.

During the three months ended March 31, 2010, we used $2,855 in our operating activities. During the three ended March 31, 2010, net losses of $2,144 were not adjusted for any non-cash items.

During the three months ended March 31, 2011 and 2010, we did not use or receive funds from any investing activities.

During the three months ended March 31, 2011 and 2010, we did not use or receive funds from financing activities.

Short Term

We currently have cash reserves of $6,267. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during the second half of 2011. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $6,267, we have an operational budget of less than one year. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during the second half of 2011. If sales do not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Properties to provide the platform and the technical support for our website.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred or if needed.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

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

As  required  by SEC Rule  15d-15(b),  our  Chief  Executive  Officer  and Chief
Financial Officer, Mr. Michael Murphy, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended March 31, 2011. Based on the foregoing evaluation, Mr. Murphy has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the three months ended March 31, 2011. The Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE

ITEM 1A.  RISK FACTORS

            NOT APPLICABLE TO SMALLER REPORTING COMPANIES.

ITEM 2.  CHANGES IN SECURITIES

            NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE

ITEM 4.  REMOVED AND RESERVED


ITEM 5.  OTHER INFORMATION

            NONE

ITEM 6.  EXHIBITS

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





                                             FAIRWAY PROPERTIES, INC.
                                             (Registrant)



Dated:   May 23, 2011                        By: /s/ Michael D. Murphy
                                                 ---------------------
                                                 Michael D. Murphy (Principal
                                                 Executive Officer, and
                                                 Principal Accounting Officer)