Form 10-Q
period 2011-06-30
FAIRWAY PROPERTIES, INC.
filed 2011-08-19
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2011

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT
            For the transition period from __________ to ___________

                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
                        -------------------------------
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

As of August 18, 2011, there were 1,404,000 shares of the registrant's common stock issued and outstanding.


                                                                                        Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)

         Balance Sheets - June 30, 2011 and December 31, 2010 (Audited)                 F-1

         Statements of Operations  -
                  Three and Six  months  ended  June 30,  2011 and 2010 and From
                  September 10, 2007(Inception) to June 30, 2011 F-2

         Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to June 30, 2011                 F-3

         Statements of Cash Flows -
                  Six months ended June 30, 2011 and
                  From September 10, 2007 (Inception) to June 30, 2011                  F-4

         Notes to the Financial Statements                                              F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      3

Item 4.  Controls and Procedures                                                        4

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                             4

Item 1A.  Risk Factors -  Not Applicable                                                4

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    4
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               4

Item 4.  Removed and Reserved                                                           4

Item 5.  Other Information - Not Applicable                                             4

Item 6.  Exhibits                                                                       5

SIGNATURES                                                                              6

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                                         June 30,          December 31,
                                                                                           2011                2010
                                                                                    -------------------- -----------------
                                                                                        (Unaudited)         (Audited)

Assets
         Current Assets:
                 Cash                                                                           $ 2,688          $ 11,322
                                                                                    -------------------- -----------------
         Total Current Assets                                                                     2,688            11,322
                                                                                    -------------------- -----------------

Total Assets                                                                                    $ 2,688          $ 11,322
                                                                                    ==================== =================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                                              $ 36,488          $ 25,314
                 Accrued interest                                                                     -                 -
                                                                                    -------------------- -----------------
         Total Current Liabilities                                                               36,488            25,314
                                                                                    -------------------- -----------------

Stockholders' Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                              1,404             1,404
         Additional paid-in capital                                                              75,181            75,181
         Deficit accumulated during the development stage                                      (110,385)          (90,577)
                                                                                    -------------------- -----------------
                 Total Stockholders' Equity                                                     (33,800)          (13,992)
                                                                                    -------------------- -----------------

Total Liabilities and Stockholders' Equity                                                      $ 2,688          $ 11,322
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


                                            FAIRWAY PROPERTIES, INC.
                                          (A Development Stage Company)
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                     Three Months    Three Months     Six Months      Six Months        September 10, 2007
                                         Ended           Ended          Ended            Ended         (Inception) Through
                                        June 30,        June 30,       June 30,         June 30,            June 30,
                                          2011            2010           2011             2010                2011
                                     ----------------  -------------  --------------   -------------    -------------------

Revenue:                                        $ 90          $ 230           $ 320         $ 1,076                $ 1,456
                                     ----------------  -------------  --------------   -------------    -------------------

Operational expenses:
       General and administrative expenses        39            672              74             662                 11,982
       Licensing fees                          1,650          1,550           3,150           2,050                  8,350
       Professional fees                       9,490         31,591          16,904          34,091                 89,808
                                     ----------------  -------------  --------------   -------------    -------------------

            Total operational expenses       (11,179)       (33,813)        (20,128)        (36,803)              (110,140)
                                     ----------------  -------------  --------------   -------------    -------------------

Other income (expense):
       Interest income (expense)                   0             (1)              0              (1)                (1,701)
                                     ----------------  -------------  --------------   -------------    -------------------

Net loss                                   $ (11,089)     $ (33,584)      $ (19,808)      $ (35,728)         $    (110,385)
                                     ================  =============  ==============   =============    ===================

Per share information

Net loss per common share
       Basic and fully diluted               $ (0.01)       $ (0.02)        $ (0.01)        $ (0.03)
                                     ================  =============  ==============   =============

Weighted average number of common
       stock outstanding                   1,404,000      1,404,000       1,404,000       1,404,000
                                     ================  =============  ==============   =============




See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
             FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH JUNE 30, 2011
                                           (Unuadited)

                                                                                            Deficit Accum
                                                                             Additional         During
                                             Common Stock       Amount         Paid-in       Development
                                           Number of shares    $.001 Par       Capital          Stage            Totals
                                          -----------------   ------------   ------------   ---------------   -------------

Beginning Balance - September 10, 2007                   -            $ -            $ -               $ -             $ -
  Common stock issued to directors for
    services                                       485,802            486              -                 -             486
  Common stock issued for services                 608,000            608            792                 -           1,400
  Net loss                                               -              -              -           (19,250)        (19,250)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2007                      1,093,802          1,094            792           (19,250)        (17,364)

  Common stock issued to directors                  11,448             11                                -              11
  Common stock issued for services                  19,750             20          4,918                 -           4,938
  Common stock issued for cash                     279,000            279         69,471                 -          69,750
  Net loss                                               -              -              -           (16,640)        (16,640)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2008                      1,404,000          1,404         75,181           (35,890)         40,695
  Net loss                                               -              -              -            (2,633)         (2,633)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2009                      1,404,000          1,404         75,181           (38,523)         38,062
  Net loss                                               -              -              -           (52,054)        (52,054)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2010                      1,404,000          1,404         75,181           (90,577)        (13,992)
  Net loss                                                                                         (19,808)        (19,808)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - June 30, 2011                          1,404,000        $ 1,404       $ 75,181        $ (110,385)      $ (33,800)
                                          =================   ============   ============   ===============   =============



See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)


                                                                 Six Months Ended    Six Months Ended   September 30, 2007
                                                                    June 30,            June 30,        (Inception) Through
                                                                      2011                2010             June 30, 2011
                                                               -------------------  ------------------  --------------------

Cash Flows from Operating Activities:
        Net Loss                                                        $ (19,808)          $ (35,728)           $ (110,385)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                      -                   -                 6,835
        Increase in assets and liabilities:
          Increase (decrease) in accounts payable and accrued
                liabilities                                                11,174              28,477                36,488
                                                               -------------------  ------------------  --------------------

Net Cash Used by Operating Activities                                      (8,634)             (7,251)              (67,062)
                                                               -------------------  ------------------  --------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                      -                   -                69,750
        Proceeds from note payable, related party                               -                   -                25,000
        Payment of note payable, related party                                  -                   -               (25,000)
                                                               -------------------  ------------------  --------------------

Net Cash Provided by Financing Activities                                       -                   -                69,750
                                                               -------------------  ------------------  --------------------

Net Increase  in Cash                                                      (8,634)             (7,251)                2,688

Cash and Cash Equivalents - Beginning of Period                            11,322              38,775                     -
                                                               -------------------  ------------------  --------------------

Cash and Cash Equivalents - End of Period                                 $ 2,688            $ 31,524               $ 2,688
                                                               ===================  ==================  ====================


Supplemental Disclosure

Cash paid for interest                                                        $ -                 $ 2                   $ -
                                                               ===================  ==================  ====================
Cash paid for income taxes                                                    $ -                 $ -                   $ -
                                                               ===================  ==================  ====================


See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Six Months Ended June 30, 2011 and 2010

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

Going Concern

The Company's financial statements for the year ended December 31, 2010 and the six months ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $110,385 as of June 30, 2011. Prior to January 1, 2010, the Company did not recognize revenues from its activities. During the six months ended June 30, 2011, the Company recognized $320 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six months ended June 30, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At June 30, 2011, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the six months ended June 30, 2011 and 2010, the Company did not issue any shares of its common stock.

NOTE 3 - INCOME TAXES

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                    2011               2010
                                               -------------       -------------

Deferred tax assets
         Net operating loss carryforwards     $     35,728           $   35,325
         Valuation allowance                    (   35,728)          (   35,325)
                                              -------------        -------------
         Net deferred tax assets              $          0           $        0
                                              =============        =============

At June 30, 2011 and at December 31, 2010, the Company had net operating loss carryforwards of approximately $110,385 and $90,577, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the six months ended June 30, 2011 through August 18, 2011 and found no reportable subsequent events.

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

Plan of Operations
------------------

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

Based on our current cash reserves of $2,688 at June 30, 2011, we have an operational budget of less than three months. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2011. If we incur unforeseen expenses or do not generate sufficient revenue over the next 3 months to cover our operating costs, it is possible we will deplete our cash reserves and need to raise additional money.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

During the three months ended June 30, 2011, we recognized revenues from our operations of $90. During the three months ended June 30, 2010, we recognized revenues of $230 from our operations. The decrease of $140 was a result of focus on the further development of the website and platform, rather than marketing and sale efforts.

During the three months ended June 30, 2011, we incurred operational expenses of $11,179 compared to $33,813 during the three months ended June 30, 2010. The decrease of $22,633 was a result of decrease of $24,324 in professional fees offset by a increase of $633 in general and administrative expenses. The decrease in professional fees was a result of the Company obtaining listing of its stock on the over-the-counter bulletin board in 2010.

During the three months ended June 30, 2011, we incurred a net loss of $11,089. During the three months ended June 30, 2010, we incurred a net loss of $33,584. The decrease of $22,495 is a direct result of the $22,633 decrease in operational expenses and $140 decrease in revenues as explained above.

For the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

During the six months ended June 30, 2011, we recognized revenues from our operations of $320. During the six months ended June 30, 2010, we recognized revenues of $1,076 from our operations. The decrease of $756 was a result of focus on the further development of the website and platform, rather than marketing and sale efforts.

During the six months ended June 30, 2011, we incurred operational expenses of $20,128 compared to $36,803 during the six months ended June 30, 2010. The decrease of $16,675 was a result of decrease of $17,187 in professional fees offset by a increase of $1,100 in licensing fees. The decrease in professional fees was a result of the Company obtaining listing of its stock on the over-the-counter bulletin board in 2010.

During the six months  ended June 30,  2011,  we incurred a net loss of $19,808.
During the six months ended June 30, 2010, we incurred a net loss of $35,728. The decrease of $15,920 is a direct result of the $16,675 decrease in operational expenses and a $756 decrease in revenues as explained above.

LIQUIDITY
---------

At June 30, 2011, we had total current assets of $2,688, consisting solely of cash. At June 30, 2011, we had current liabilities of $36,488, consisting solely of accounts payable. At June 30, 2011, we had working capital deficit of $33,800.

During the six months ended June 30, 2011, we used $8,634 in our operating activities. During the six ended June 30, 2011, net losses of $19,808 were not adjusted for any non-cash items. During the six months ended June 30, 2011, accounts payable and accrued expenses increased by $11,174.

During the six months ended June 30, 2010, we used $7,251 in our operating activities. During the six ended March 31, 2010, net losses of $35,728 were not adjusted for any non-cash items.

During the six months ended June 30, 2011 and 2010, we did not use or receive funds from any investing activities.

During the six months ended June 30, 2011 and 2010, we did not use or receive funds from financing activities.

Short Term

We currently have cash reserves of $2,688. We have begun generating nominal revenue but we have been unable to generate consistent revenue. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $2,688, we have an operational budget of less than three months. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during the second half of 2011. If sales do not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Properties to provide the platform and the technical support for our website.

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

As  required  by SEC Rule  15d-15(b),  our  Chief  Executive  Officer  and Chief
Financial Officer, Mr. Michael Murphy, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended June 30, 2011. Based on the foregoing evaluation, Mr. Murphy has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            NONE.

ITEM 1A.  RISK FACTORS

            NOT APPLICABLE TO SMALLER REPORTING COMPANIES.

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            NONE.

ITEM 4.  REMOVED AND RESERVED

ITEM 5.  OTHER INFORMATION

            NONE.

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





                                            FAIRWAY PROPERTIES, INC.
                                            (Registrant)



Dated:   August 18, 2011                    By: /s/ Michael D. Murphy
                                                ---------------------------
                                                Michael D. Murphy (Principal
                                                Executive Officer, and Principal
                                                Accounting Officer)