Form 10-Q
period 2011-09-30
FAIRWAY PROPERTIES, INC.
filed 2011-11-21
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended September 30, 2011

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

As of November 18, 2011, there were 1,404,000 shares of the registrant's common stock issued and outstanding.


                                                                                       Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)

         Balance Sheets - September 30, 2011 and December 31, 2010 (Audited)            F-1

         Statements of Operations  -
                  Three and Nine months  ended  September  30, 2011 and 2010 and
                  From September 10, 2007(Inception) to September 30, 2011 F-2

         Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to September 30, 2011            F-3

         Statements of Cash Flows -
                  Nine months ended September 30, 2011 and
                  From September 10, 2007 (Inception) to September 30, 2011             F-4

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                     September 30,       December 31,
                                                                         2011                2010
                                                                  -------------------- -----------------
                                                                      (Unaudited)         (Audited)

Assets
         Current Assets:
                 Cash                                                         $ 1,221          $ 11,322
                                                                  -------------------- -----------------
         Total Current Assets                                                   1,221            11,322
                                                                  -------------------- -----------------

Total Assets                                                                  $ 1,221          $ 11,322
                                                                  ==================== =================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                            $ 43,248          $ 25,314
                 Accrued interest                                                   -                 -
                                                                  -------------------- -----------------
         Total Current Liabilities                                             43,248            25,314
                                                                  -------------------- -----------------

Stockholders' Deficit
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                            1,404             1,404
         Additional paid-in capital                                            75,181            75,181
         Deficit accumulated during the development stage                    (118,612)          (90,577)
                                                                  -------------------- -----------------
                 Total Stockholders' Deficit                                  (42,027)          (13,992)
                                                                  -------------------- -----------------

Total Liabilities and Stockholders' Deficit                                   $ 1,221          $ 11,322
                                                                  ==================== =================


See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                                                                September 10, 2007
                            Three Months Ended  Three Months Ended   Nine Months Ended     Nine Months Ended   (Inception) Through
                              September 30,       September 30,         September 30,        September 30,         September 30,
                                  2011                2010                  2011                  2010                  2011
                          -------------------- ------------------   --------------------  -------------------  ---------------------

Revenue:                             $ 60              $ 60                  $ 380              $ 1,136                  $ 1,516
                          -------------------- ------------------   --------------------  -------------------  ---------------------

Operational expenses:
    General and admin-
        istrative
        expenses                      526               542                    601                1,204                   12,509
    Licensing fees                  1,500             1,650                  4,650                3,700                    9,850
    Professional fees               6,260             6,014                 23,164               40,105                   96,068
                          -------------------- ------------------   --------------------  -------------------  ---------------------

    Total operational
        expenses                   (8,286)           (8,206)               (28,415)             (45,009)                (118,427)
                          -------------------- ------------------   --------------------  -------------------  ---------------------

Other income (expense):
    Interest income
        (expense)                       0                 -                      0                   (2)                  (1,701)
                          -------------------- ------------------   --------------------  -------------------  ---------------------

Net loss                         $ (8,226)         $ (8,146)             $ (28,035)           $ (43,875)              $ (118,612)
                          ==================== ==================   ====================  ===================  =====================

Per share information

Net loss per common
    share
    Basic and fully
        diluted                   $ (0.01)          $ (0.01)               $ (0.02)             $ (0.03)
                          ==================== ==================   ====================  ===================

Weighted average
    number of
    common stock
    outstanding                 1,404,000         1,404,000              1,404,000            1,404,000
                          ==================== ==================   ====================  ===================


See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
           FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2011
                                           (Unuadited)

                                                                                               Deficit Accum
                                                                              Additional         During
                                              Common Stock       Amount         Paid-in        Development
                                            Number of shares    $.001 Par       Capital           Stage           Totals
                                           -----------------   ------------   ------------    --------------   --------------

Beginning Balance - September 10, 2007                    -            $ -            $ -               $ -              $ -
  Common stock issued to directors for
    services                                        485,802            486              -                 -              486
  Common stock issued for services                  608,000            608            792                 -            1,400
  Net loss                                                -              -              -           (19,250)         (19,250)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2007                       1,093,802          1,094            792           (19,250)         (17,364)

  Common stock issued to directors                   11,448             11                                -               11
  Common stock issued for services                   19,750             20          4,918                 -            4,938
  Common stock issued for cash                      279,000            279         69,471                 -           69,750
  Net loss                                                -              -              -           (16,640)         (16,640)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2008                       1,404,000          1,404         75,181           (35,890)          40,695
  Net loss                                                -              -              -            (2,633)          (2,633)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2009                       1,404,000          1,404         75,181           (38,523)          38,062
  Net loss                                                -              -              -           (52,054)         (52,054)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2010                       1,404,000          1,404         75,181           (90,577)         (13,992)
  Net loss                                                                                          (28,035)         (28,035)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - September 30, 2011                      1,404,000        $ 1,404       $ 75,181        $ (118,612)       $ (42,027)
                                           =================   ============   ============    ==============   ==============



See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                Nine Months Ended    Nine Months Ended  September 30, 2007
                                                                 September 30,        September 30,     (Inception) Through
                                                                      2011                2010          September 30, 2011
                                                               -------------------  ------------------  --------------------

Cash Flows from Operating Activities:
        Net Loss                                                        $ (28,035)          $ (43,875)           $ (118,612)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                      -                   -                 6,835
        Increase in assets and liabilities:
          Increase in accounts payable and accrued liabilities             17,934              19,462                43,248
                                                               -------------------  ------------------  --------------------

Net Cash Used by Operating Activities                                     (10,101)            (24,413)              (68,529)
                                                               -------------------  ------------------  --------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                      -                   -                69,750
        Proceeds from note payable, related party                               -                   -                25,000
        Payment of note payable, related party                                  -                   -               (25,000)
                                                               -------------------  ------------------  --------------------

Net Cash Provided by Financing Activities                                       -                   -                69,750
                                                               -------------------  ------------------  --------------------

Net (decrease) Increase  in Cash                                          (10,101)            (24,413)                1,221

Cash and Cash Equivalents - Beginning of Period                            11,322              38,775                     -
                                                               -------------------  ------------------  --------------------

Cash and Cash Equivalents - End of Period                                 $ 1,221            $ 14,362               $ 1,221
                                                               ===================  ==================  ====================


Supplemental Disclosure

Cash paid for interest                                                        $ -                 $ 2                   $ -
                                                               ===================  ==================  ====================
Cash paid for income taxes                                                    $ -                 $ -                   $ -
                                                               ===================  ==================  ====================



See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
              For the Nine Months Ended September 30, 2011 and 2010

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

Going Concern

The Company's financial statements for the year ended December 31, 2010 and the nine months ended September 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $118,612 as of September 30, 2011. Prior to January 1, 2010, the Company did not recognize revenues from its activities. During the nine months ended September 30, 2011, the Company recognized $380 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 2 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At September 30, 2011, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

During the nine months ended September 30, 2011 and 2010, the Company did not issue any shares of its common stock.

NOTE 3 - INCOME TAXES

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                   2011                 2010
                                               -------------        ------------

Deferred tax assets
         Net operating loss carryforwards      $      35,728      $     35,325
         Valuation allowance                    (     35,728)      (    35,325)
                                               --------------     -------------
         Net deferred tax assets               $           0      $          0
                                               ==============     =============

At September 30, 2011 and at December 31, 2010, the Company had net operating loss carryforwards of approximately $118,612 and $90,577, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 4 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the nine months ended September 30, 2011 through November 18, 2011 and found no reportable subsequent events.

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

Based on our current cash reserves of $1,211 at September 30, 2011, we have an operational budget of less than three months. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2011. If we incur unforeseen expenses or do not generate sufficient revenue over the next 3 months to cover our operating costs, it is possible we will deplete our cash reserves and need to raise additional money.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

During the three months ended September 30, 2011, we recognized revenues from our operations of $60. During the three months ended September 30, 2010, we recognized revenues of $60 from our operations. There was no net increase or decrease in our revenue during the two periods this is due in part to the Company's focus on the development of the platform and website.

During the three months ended September 30, 2011, we incurred operational expenses of $8,286 compared to $8,206 during the three months ended September 30, 2010. The increase of $86 was a result of increase of $246 in professional fees offset by a decrease of $16 in general and administrative expenses and a decrease of $150 in licensing fees.

During the three months ended September 30, 2011, we incurred a net loss of $8,226. During the three months ended September 30, 2010, we incurred a net loss of $8,146. The increase of $80 is a direct result of the $80 increase in operational expenses as explained above.

For the Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2011, we recognized revenues from our operations of $380. During the nine months ended September 30, 2010, we recognized revenues of $1,136 from our operations. The decrease of $756 was a result of focus on the further development of the website and platform, rather than marketing and sale efforts.

During the nine months ended September 30, 2011, we incurred operational expenses of $28,415 compared to $45,009 during the nine months ended September 30, 2010. The decrease of $16,594 was a result of decrease of $17,187 in professional fees and a $603 decrease in general and administrative expenses offset by an increase of $950 in licensing fees. The decrease in professional fees was a result of the Company obtaining listing of its stock on the over-the-counter bulletin board in 2010.

During the nine months ended September 30, 2011, we incurred a net loss of $28,035. During the nine months ended September 30, 2010, we incurred a net loss of $43,875. The decrease of $15,840 is a direct result of the $16,594 decrease in operational expenses and the $756 decrease in revenues as explained above.

LIQUIDITY

At September 30, 2011, we had total current assets of $1,221, consisting solely of cash. At September 30, 2011, we had current liabilities of $43,248, consisting solely of accounts payable. At September 30, 2011, we had working capital deficit of 42,027.

During the nine months ended September 30, 2011, we used $10,101 in our operating activities. During the nine months ended September 30, 2011, net losses of $28,035 were not adjusted for any non-cash items. During the nine months ended September 30, 2011, accounts payable and accrued expenses increased by $17,934.

During the nine months ended September 30, 2010, we used $24,413 in our operating activities. During the nine months ended September 30, 2010, net losses of $43,875 were not adjusted for any non-cash items.

During the nine months ended September 30, 2011 and 2010, we did not use or receive funds from any investing activities.

During the nine months ended September 30, 2011 and 2010, we did not use or receive funds from financing activities.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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





                                       FAIRWAY PROPERTIES, INC.
                                       (Registrant)



Dated:   November 21, 2011             By: /s/ Michael D. Murphy
                                           ---------------------
                                       Michael D. Murphy (Principal Executive
                                       Officer and Principal Accounting Officer)