Form 10-K
period 2011-12-31
FAIRWAY PROPERTIES, INC.
filed 2012-05-09
CIK 1476278

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2011

                                       Or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________ to _____________


                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
                            ------------------------
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

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                                    Name of each exchange
     registered                                          on which registered
---------------------------                            ------------------------
    Not Applicable                                        Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                                  Common Stock
                              -------------------
                                (Title of Class)

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

Large accelerated filer       [___]          Accelerated filer            [___]

Non-accelerated filer         [___]          Smaller reporting company    [_X_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


On May 4, 2012, the 348,750 shares of common stock were held by non-affiliates and had a value of $69,750 based on the average closing bid and ask of $0.20 per share.

There were 1,404,000 shares issued and outstanding of the registrant's Common Stock as of May 4, 2012.

                                TABLE OF CONTENTS

                                        PART I

ITEM 1       Business
ITEM 1 A.    Risk Factors
ITEM 1 B.    Unresolved Staff Comments
ITEM 2       Properties
ITEM 3       Legal Proceedings
ITEM 4       Mine Safety Disclosure

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

We completed development and begun operation of our website in 2010. Through the website, we capitalize on the unique features of e-business technology. It enables professionals and advertisers to deliver information about golf properties and related real estate matters to prospective buyers. Buyers can quickly locate, view, and evaluate properties anywhere and anytime they have internet access. We provide an efficient and mutually beneficial means for real estate professionals and advertisers to conduct business with prospective real estate buyers and sellers.

We have begun initial operations. We have no employees at the present time. We outsource website and customer support through Niche Technologies Inc. (formerly known as Niche Properties) ("Niche Technologies"), a majority shareholder of the Company. Currently, the executive officers of the Company contribute their services and are not receiving salaries at this time.

From incorporation through July 31, 2009, we worked with Niche Technologies to develop and refine a website that we could use to advertise golf course real estate listings. After several iterations of the website, Niche Technologies delivered a functioning system in late July 2009 that could perform all the necessary functionality.

Fairway's Core Services

     o    Online marketing of property listings for paying listors
     o Property search capabilities for buyers (and connecting them with listors)
     o    Advertising (banners/rich media)
     o Affiliation marketing offering links and advertising to affiliates within the FairwayProperties.com community

Niche Technologies, Inc. License

On October 26, 2007, we entered into a Technology License Agreement ("License") with Niche Technologies, Inc., our majority shareholder. Niche Technologies operates our Website. Niche Technologies is a Colorado company that is owned and operated by Michael D. Murphy, Sean Murphy, and Darren Murphy, officers, directors and shareholders of the Company.

The Licensed products and services include:

     (a)    Domain    Names:     FairwayProperties.com,     FairwayProperty.com,
Fairway-Properties.com, and Fairway-Property.com

     (b)  FairwayProperties.com   Website:  Includes  initial  site  production,
general site maintenance, and use of the web application and database.

The License has a term of ten years and is from the effective date, and thereafter, shall be automatically renewable for successive 1 year periods, unless 60 days prior to the termination any party hereto gives written notice to the other party of its election not to renew this Agreement for an additional 1 year period, in which event the License shall terminate at the end of the period in which such notice was given. The Royalty Rate is 25% of all membership and advertising revenues. On March 5, 2010, we agreed to amend the License Agreement with Niche Technologies to:

     (a)  Waive all prior owing Guaranteed Minimum Royalties;

     (b)  Eliminate the $10,000.00 annual Guaranteed Minimum Royalty;

     (c) Pay a new Guaranteed Minimum Royalty of $500 per month beginning with March 2010; and

     (d)  Provide  us  the  ability  to  resell   services   provided  by  Niche
          Properties, for which we will submit 75% of the revenues from these services to Niche Properties.

Our financial strategy has been to maintain a low overhead and to cross promote to existing client management relationships. We will pay 25% of all our core revenues on a monthly basis as a license fee to Niche Technologies and 75% of our affiliate revenues on a monthly basis as an affiliate fee to Niche Technologies.

STRATEGY AND SALES SUMMARY

Services Competitive Advantage

Vertical Search - The recent trend of vertical search (a methodology allowing users to search across specialized and targeted fields) is changing the online real estate market. It saves users time and effort, and delivers more meaningful search results.

Site Design and Usability - Our website includes professional programming, code, and design. Most competitors in this niche market use websites that lack the usability of our website. Visitors to websites choose to leave or stay in a matter of moments. By showcasing our site, we plan to retain visitors to our site, which we believe will increase page views and traffic.

SALES STRATEGY

Salesforce - The majority of the sales cycle will be processed through the Customer Relationship Management (CRM) application Salesforce.com. We will track leads, create accounts, run reports, and pursue sales campaigns through this application. Leads will be generated through golf course community networks, viral marketing, cold calling, and email campaigns. All information for these processes will be tracked through Salesforce. The use of Salesforce.com is provided by Niche Technologies.

Search Engine Optimization - We use search engine optimization techniques to improve search rankings and drive traffic to the Website. These will include providing rich content on the site, using appropriate descriptions, titles, keywords, and meta data in the page source code, and generating links from external sites with appropriate anchor text.

Search Engine Marketing - Through our website Licensor, Niche Technologies, we use highly scalable and efficient pay-per-click techniques. These consist of targeting keywords that buyers and sellers of real estate often use on search engines, and then creating advertisements that will appear when someone searches for those keywords across all major search engines, including Google, Bing, and Yahoo.

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

COMPETITION, MARKETS AND REGULATION

Competition.
------------

We compete through the use of our website, an easy to use web application that provides real estate professionals and advertisers a reliable, high quality alternative to traditional offline real estate marketing. The Company is a B2B business. We sell online marketing and advertising to real estate companies and businesses. Further, the website can also be considered a B2C2C business. This term means we (a business) sell listings to individual real estate professionals (consumers) who can then use the website to market and advertise to their customers (consumers). We use the term B2C2C to show how our model helps individual real estate professionals target their potential clients. However, by strict definition we are a B2B business since we sell marketing and advertising services to business and real estate professionals acting on behalf of their business.

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

Markets.
--------
Our target market consists of real estate agents, for-sale-by-owner sellers, brokerages, and golf communities that may require marketing and advertising services for properties on or near golf courses worldwide.

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

CURRENT OPERATIONAL STATUS

Our business plan has been to earn revenue from the sale of property and agent listings on our web site, as well as reselling services offered through the Niche Properties Network, such as property and agent listings on other niche websites and Luxury Property Blog advertising.

With the completion of our website, we have only generated minimal revenues of the last two years, not enough to support the ongoing operations of the Company or to support growth activities. Given the current state of the real estate industry, management believes that the Company's ability to generate revenue solely through its current operational activities is limited until the real estate industry for such properties begins to improve. In that regard, management has expanded is business plan as discussed below.

We intend to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is and can be no assurance that these events can be successfully completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services;
(vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion;
(ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our current directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or our controlling shareholder may sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered a shell company. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called "tax-free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the "Code"). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Governmental Regulation.
-----------------------

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

These new laws may impact Niche Technologies ability to develop and our ability to market the website application in accordance with our business plan.

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

We have a lack of revenue history and have a limited  performance  history since
--------------------------------------------------------------------------------
we are a start-up development stage company.
-------------------------------------------

We were incorporated on September 10, 2007 for the purpose of engaging in any lawful business and have adopted a plan to offer real estate professionals and advertisers a reliable, high quality, niche marketing tool, FairwayProperties.com that enables professionals and advertisers to deliver information about golf properties and related real estate matters to prospective buyers. We have had only nominal revenues since incorporation and only subsequent to December 31, 2009. During the year ended December 31, 2010, revenues decreased from $1,136 in 2010 to $500 for the year ended December 31, 2011.

Such revenue has not been enough to support operations and we have only seen insignificant increases or growth in revenue over prior year. We are not profitable and the business effort is considered to be in an early development stage. We must be regarded as a new or development venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

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

We may have a shortage of working  capital in the future which could  jeopardize
--------------------------------------------------------------------------------
our ability to carry out our business plan.
------------------------------------------

Our capital needs consist primarily of expenses related to development and marketing costs for an on-line golf course real estate sales tool, licensing fees from Niche Technologies for a website and domain names, and to fund the costs and fees associated with being a smaller reporting company and could exceed $75,000 in the next twelve months. We have cash as of the date of this filing of approximately $814.

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

We intend to pursue the acquisition of an operating business.
------------------------------------------------------------

Part of our operational plan is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

At the time of this filing, we have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all.

We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

Scarcity of, and competition for, business opportunities and combinations
-------------------------------------------------------------------------

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

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

Our  Officers  and  Directors  are related to one  another and are the  majority
--------------------------------------------------------------------------------
shareholders of the Company.  As such there is a possibility of them controlling
--------------------------------------------------------------------------------
the Company to the detriment of outsiders.
-----------------------------------------

Messrs. Michael D. Murphy, Sean Murphy and Darren Murphy are brothers. They are officers, directors and shareholders of the Company. In addition, they are the majority shareholders of Niche Technologies, the majority shareholder of our Company. As such they will be able to control the operations and the direction of the Company with very little outside influence.

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


                      RISK FACTORS RELATING TO OUR BUSINESS

We are  dependent  on the web  application  provided  by Niche  Technologies  to
--------------------------------------------------------------------------------
provide  the  functionality  for our  website.  If the  Niche  Technologies  web
--------------------------------------------------------------------------------
application  contains  programming errors or defects,  it would adversely affect
--------------------------------------------------------------------------------
our reputation and cause us to lose customers.
---------------------------------------------

The development and operation of our website requires that we be integrated with the Niche Technologies web application. There is a risk that the system integration and software programming that we receive from Niche Technologies will contain errors and defects including errors and defects in the system's security subsystem that we will not be able to discover until we commence operations with a particular version of the system software. The website may develop system errors or defects or security failures that cause harm to our users' data. Problems experienced by users and loss of users data and business processes will adversely impact our reputation and ability to earn revenues, to retain existing customers or to develop new customers.

If we are not able to adapt to rapid  technology  changes  affecting our website
--------------------------------------------------------------------------------
and continually  upgrade the services and offerings of our website to outperform
--------------------------------------------------------------------------------
our  competition,  we may not be able to  attract  or retain  customers  and our
--------------------------------------------------------------------------------
business will fail.
------------------

We will rely on Niche Technologies, to continually update the website's technology once we emerge from the beta stage in order to address technological changes. The market for websites such as ours is subject to rapid technological changes; frequent new service offerings and changes in customer requirements. We may be unable to respond quickly or effectively to these changes, as we rely on Niche Technologies for our website. If Niche Technologies is unable to update and refine our website and services once the beta stage is complete in response to technological changes, we may then not be able to attract or retain customers and our business will fail.

If Niche Technologies is unable to refine the  FairwayProperties.com web site or
--------------------------------------------------------------------------------
we are unable to  develop a market  for our  internet  website,  our  ability to
--------------------------------------------------------------------------------
generate revenue would be limited.
---------------------------------

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

RISK FACTORS RELATED TO OUR STOCK

Because Michael D. Murphy, our CEO, and Sean Murphy,  one of our directors,  and
--------------------------------------------------------------------------------
Darren  Murphy,  our Secretary,  control  approximately  56% of our  outstanding
--------------------------------------------------------------------------------
common stock, they will control and make corporate  decisions and investors will
--------------------------------------------------------------------------------
have limited ability to affect corporate decisions.
--------------------------------------------------

At December 31, 2011, Michael, Sean and Darren Murphy control approximately 56% of our outstanding common stock.

Michael Murphy has control of approximately 43% of the outstanding shares of common stock beneficially through Niche Technologies our majority shareholder. This beneficial ownership, combined with his individual holdings in Fairway, gives him almost complete influence in determining the outcome of all corporate transactions and business decisions. The interests of Mr. Murphy may differ from the interests of the other stockholders, and since he has the ability to control most decisions through his control of our common stock, our investors will have limited ability to affect decisions made by management.

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

Our  shareholders  may suffer  future  dilution  due to  issuances of shares for
--------------------------------------------------------------------------------
various considerations in the future.
------------------------------------

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Our executive offices are located at 340 S Lemon Ave #5353, Los Angeles, CA 91789 and the telephone number is (866) 532-4792; and the fax number is (866) 789-4653. At this time Niche Technologies allows Fairway to use its offices for its operations without charge.

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


ITEM 4.  MINING SAFETY DISCLOSURE

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

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past year as reported on the OTC Markets' OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, mark-down, or commission and do not necessarily reflect actual transactions.

                                                     High              Low
         Year Ended December 31, 2011:
                  First quarter                      $   --            $   --
                  Second quarter                       0.20              0.05
                  Third quarter                        0.20              0.20
                  Fourth quarter                       0.20              0.20

Holders

As of December 31, 2011, we have approximately 43 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

During the years ended December 31, 2011 and 2010, we made no sale or issuance of our unregistered securities.

Issuer Purchases of Equity Securities

Fairway did not repurchase any shares of its common stock during the year ended December 31, 2011.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

Plan of Operations
------------------

Fairway  is a  development  stage  company  and has  minimal  revenue  producing activities. Niche Properties delivered a website with the necessary functionality for us to generate revenue in late July 2009. We worked with Niche Properties throughout 2009 to refine the website and prepare it for operations.

Since the website launched, our business plan has been to earn revenue from the sale of property and agent listings on our web site, as well as reselling services offered through the Niche Properties Network, such as property and agent listings on other niche websites and Luxury Property Blog advertising.

With the completion of our website, we have only generated minimal revenues of the last two years, not enough to support the ongoing operations of the Company or to support growth activities. Given the current state of the real estate industry, management believes that the Company's ability to generate revenue solely through its current operational activities is limited until the real estate industry for such properties begins to improve. In that regard, management has expanded is business plan as discussed below.

We intend to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is can be no assurance that these events can be successfully completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the "1934 Act"). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

RESULTS OF OPERATIONS

For the Year Ended  December  31, 2011  compared to the Year Ended  December 31,
--------------------------------------------------------------------------------
2010.
----
During the years ended December 31, 2011 we recognized revenues of $500 from our operational activities compared to $1,136 from our operational activities during the year ended December 31, 2010. The decrease of $636 in revenues is both a result of the Company's inability to fund and expand it marketing activities due to a lack of funding and the depressed real estate market.

During the year ended December 31, 2011, we incurred operational expenses of $35,006 compared to $53,188 during the year ended December 31, 2010. The decrease of $18,182 was a result the Company's decreased activities, significantly the $18,536 decrease in professional fees offset by $800 increase in licensing fees.

During the year ended December 31, 2011, we incurred a net loss of $34,506 compared to a net loss of $52,054 during the year ended December 31, 2010. The decrease of $17,548 was a result of the $18,182 decrease in operational expenses combined with the $636 decrease in revenues, discussed above.

LIQUIDITY

At December 31, 2011, we had total current assets of $814, consisting solely of cash. At December 31, 2011, we had current liabilities of $49,312, consisting solely of accounts payable. At December 31, 2011, we had working capital deficit of $48,498.

During the year ended December 31, 2011, we used $10,508 in our operating activities. During the year ended December 31, 2011, net losses of $34,506 were not adjusted for any non-cash items. During the year ended December 31, 2011, accounts payable and accrued interest increased by $23,998.

During the year ended December 31, 2010, we used $27,453 in our operating activities. During the year ended December 31, 2010, net losses of $52,054 were not adjusted for any non-cash items. During the year ended December 31, 2010, accounts payable and accrued interest increased by $24,601.

During the years ended December 31, 2011 and 2010, we did not use or receive funds from any investing activities.

During the years ended December 31, 2011 and 2010, we did not use or receive funds from financing activities.

Going Concern
-------------

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2011, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Capital Resources
-----------------

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year.

Need for Additional Financing
-----------------------------

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $814 at December 31, 2011, we have an operational budget of less than one year. If this does not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Technologies to provide the platform and the technical support for our website

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Fairway Properties, Inc. for the years ended December 31, 2011 and 2010, period from September 10, 2007 (inception) through December 31, 2011 starts on page F-1.

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

Management's assessment of the effectiveness of the registrant's internal control over financial reporting is as of the year ended December 31, 2011. The

Company believes that internal control over financial reporting is effective. The Company has not identified any current material weaknesses considering the nature and extent of its current operations and any risks or errors in financial reporting under current operations.

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

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Fairway's directors or executive officers, including their ages as of December 31, 2011.

            Name             Age                 Position                Term
----------------------- --------------- --------------------------- ------------

Michael D. Murphy             30        Chief Executive Officer,        Annual
                                        Treasurer and Director

Sean Murphy                   27        President and Director          Annual

Darren Murphy                 26        Secretary                       Annual

Edward Sigmond                53        Director                        Annual

Michael D. Murphy, Sean Murphy and Darren Murphy are brothers.

Presently, Messrs. Murphy, Murphy, and Murphy are employed by and involved in the management of and are owners of Niche Technologies. Additionally, Niche Technologies, is a majority shareholder of Fairway.

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

Biographical Information

MICHAEL D. MURPHY, age 30, is Chief Executive Officer, Treasurer and a Director of Fairway Properties, Inc.

Mr. Murphy oversees all technology and management for Fairway Properties Inc. His experience includes co-founding and operating companies in the real estate, technology and luxury industries. He co-founded Luxurio Inc. in 2006. He is currently employed at Niche Technologies, Inc., which he co-founded in 2007. Michael began his entrepreneurial career as Chief Financial Officer at a Denver real estate start-up (2005-2006) and served a term at the Financial Accounting Standards Board (2005) as a postgraduate assistant. He is an active Certified Public Accountant and inactive licensed real estate broker. Mr. Murphy holds BBA and MS in Accountancy degrees from the University of Notre Dame's Mendoza College of Business, where he graduated as the valedictorian of both his respective classes (2004 & 2005)

SEAN MURPHY, age 27, is President and a Director of Fairway Properties, Inc.

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

DARREN MURPHY, age 26, is Secretary of Fairway Properties, Inc.

Mr. Murphy was appointed Secretary of Fairway Properties, Inc. on July 1, 2008. He manages company training and human resource initiatives for Fairway Properties, Inc. His experience includes administering websites in various industries, including online real estate, video distribution, and network marketing. Mr. Murphy joined Niche Technologies, Inc. in 2008. Mr. Murphy graduated from the University of Colorado at Boulder in 2008 with a BA in Psychology and minors in Neurological Sciences and Pre-Professional Studies. Before 2008, Mr. Murphy was a full-time student.

EDWARD SIGMOND, age 53, is a Director of Fairway Properties, Inc.

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

Conflicts of Interest - Niche Technologies
------------------------------------------

Our  Officers  and  Directors  are related to one  another and are the  majority
--------------------------------------------------------------------------------
shareholders of the Company.  As such there is a possibility of them controlling
--------------------------------------------------------------------------------
the Company to the detriment of outsiders.
-----------------------------------------

Messrs. Michael D. Murphy, Sean Murphy and Darren Murphy are brothers. Together, Michael, Sean, and Darren Murphy are majority shareholders of Niche Technologies, Inc., the majority shareholder of our Company, As such they will be able to the control the operations and the direction of the Company with very little outside influence. Our third Director, Ed Sigmond, is not related to the Murphy family.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2011, 2010 and 2009. The table sets forth this information for Fairway, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2011.

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
-------------- ------ -------- --------- --------- --------- ----------------- ---------------- ----------------- -------

Michael D.
Murphy, CEO
and            2011      0        0         0         0             0                 0                0            $0
Treasurer      2010      0        0         0         0             0                 0                0            $0
(1)            2009      0        0         0         0             0                 0                0            $0

Sean Murphy,   2011      0        0         0         0             0                 0                0            $0
President (2)  2010      0        0         0         0             0                 0                0            $0
               2009      0        0         0         0             0                 0                0            $0
(1)       Michael and Sean Murphy are employees of Niche Technologies.

                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Fairway does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2011 and 2010.

Employment  Contracts  and  Termination  of  Employment  and   Change-in-Control
--------------------------------------------------------------------------------
Arrangements
------------

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

The Fairway board of directors in its entirety acts as the compensation committee for Fairway.

Stock Option Plan
-----------------

The Company does not have or intend to develop a stock option plan at this time.

                              Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives Compensation Table" during the year ended December 31, 2011:


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

The information below is based on the number of shares of Fairway common stock that Fairway believes was beneficially owned by each person or entity as of December 31, 2011.

There are currently 140,000,000 common shares authorized of which 1,404,000 are outstanding.


   Title of Class      Name and Address of Beneficial Owner     Amount and Nature of
                                                                  Beneficial Owner*      Percent of Class
--------------------- ---------------------------------------- ------------------------ -------------------

Common shares         Niche Technologies, Inc. (beneficially                   600,000              42.73%
                      Michael D. Murphy, Sean Murphy and
                      Darren Murphy)
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Darren Murphy, Secretary                                  72,000               5.12%
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Michael D. Murphy,                                        58,000               4.13%
                      CEO/Treasurer and Director
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Sean Murphy,                                              58,000               4.13%
                      President and Director
                      340 S Lemon Ave #5353
                      Walnut, CA 91789

Common shares         Edward Sigmond, Director                                  81,250               5.79%
                      2808 Cole Avenue
                      Dallas, TX 75204

Common shares         Kestrel Holdings, Inc. (beneficially                     186,000              13.24%
                      Edward Sigmond)
                      2808 Cole Avenue
                      Dallas, TX  75204
                                                               ------------------------ -------------------
                      Officers and Directors (4 individuals)                 1,055,250              75.16%

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

License Agreements
------------------

On October 26, 2007, we entered into a Technology License Agreement ("License") with Niche Technologies, Inc., our majority shareholder. Niche Technologies owns and operates our website. Niche Technologies is a Colorado company that is owned and operated by Michael D. Murphy, Sean Murphy, and Darren Murphy.

On March 5, 2010, we agreed to amend the License Agreement with Niche Technologies to:

     (a)  Waive all prior owing Guaranteed Minimum Royalties;
     (b)  Eliminate the $10,000.00 annual Guaranteed Minimum Royalty;
     (c) Pay a new Guaranteed Minimum Royalty of $500.00 per month beginning with March 2010; and
     (d) Provide us the ability to resell services provided by Niche Properties, for which we will submit 75% of the revenues from these services to Niche Properties.

Credit Line
-----------

The Company has a credit line with a $5,000 limit, extended by Niche Technologies, a majority shareholder of the Company, under common control. The credit line has an interest rate of 10% on principal and a due date of December 31, 2012. At December 31, 2012, the Company owes $1,000 on the credit line. The Company has paid Niche Technologies approximately $6,000 and $5,000 in 2011 and 2010 under a technology licensing agreement. At the year ended December 31, 2011 and 2010, the Company owed Niche Technologies $7,000 and $1,000 in accrued fees from the technology licensing agreement.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

GENERAL. Ronald R. Chadwick, P.C. ("Chadwick") is the Company's principal auditing accountant firm. The Company's Board of Directors has considered whether the provisions of audit services are compatible with maintaining Chadwick's independence.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2011 and December 31, 2010 by Ronald R. Chadwick, P.C.

                                       Year Ended December 31,
                                    2011                     2010
                             -------------------      -------------------
Audit Fees                         $7,750                   $7,750

Audit-related Fees                   $0                       $0


Tax Fees                             $0                       $0

All Other Fees                       $0                       $0

                             -------------------      -------------------
Total Fees                         $7,750                   $7,750

All audit work was performed by the auditors' full time employees.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.


(a)                             Audited financial statements for years ended
                                December 31, 2011 and 2010


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

          10.1           Technology License Agreement (1)

          10.2           Amended Technology License Agreement (2)

          31.1           Certification of Chief Executive Officer pursuant to Section 302 of the
                         Sarbanes-Oxley Act (3)

          32.1           Certification of Principal Executive Officer pursuant to Section 906 of the
                         Sarbanes-Oxley Act (3)

          101.INS        XBRL Instance Document

          101.SCH        XBRL Taxonomy Extension Schema Document

          101.CAL        XBRL Taxonomy Extension Calculation Linkbase Document


          101.DEF        XBRL Taxonomy Extension Definition Linkbase Document

          101.LAB        XBRL Taxonomy Extension Label Linkbase Document

          101.PRE        XBRL Taxonomy Extension Presentation Linkbase Document

-------------------------------------------------------------------------------------

(1) Incorporated by reference from the exhibits included in the Company's Registration Statement on Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated November 18, 2009.

(2) Incorporated by reference from the exhibits included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010.

(3) Filed herewith.

                            FAIRWAY PROPERTIES, INC.

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010
                                       AND
          FROM SEPTEMBER 10, 2007 (INCEPTION) THROUGH DECEMBER 31, 2011

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


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
Fairway Properties, Inc.
Denver, Colorado

I have audited the accompanying balance sheets of Fairway Properties, Inc. (a development stage company) as of December 31, 2011 and 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period from September 10, 2007 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fairway Properties, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from September 10, 2007 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado                                    /s/ Ronald R. Chadwick, P.C.
May 2, 2012                                             RONALD R. CHADWICK, P.C.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                     December 31,         December 31,
                                                                         2011                 2010
                                                                  -------------------- -------------------

Assets
         Current Assets:
                 Cash                                                           $ 814            $ 11,322
                                                                  -------------------- -------------------
         Total Current Assets                                                     814              11,322
                                                                  -------------------- -------------------

Total Assets                                                                    $ 814            $ 11,322
                                                                  ==================== ===================


Liabilities and Stockholders' (Deficit) Equity
         Current liabilities
                 Accounts payable                                            $ 48,312            $ 25,314
                 Credit Line                                                    1,000                   -
                                                                  -------------------- -------------------
         Total Current Liabilities                                             49,312              25,314
                                                                  -------------------- -------------------

Stockholders' (Deficit) Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                            1,404               1,404
         Additional paid-in capital                                            75,181              75,181
         Deficit accumulated during the development stage                    (125,083)            (90,577)
                                                                  -------------------- -------------------
                 Total Stockholders' Equity                                   (48,498)            (13,992)
                                                                  -------------------- -------------------

Total Liabilities and Stockholders' Equity                                      $ 814            $ 11,322
                                                                  ==================== ===================


See the notes to these financial statements.



                                              F-3


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS


                                                                                                 September 10, 2007
                                                     Year Ended                                  (Inception) Through
                                                    December 31,           December 31,             December 31,
                                                        2011                   2010                     2010
                                                ----------------------   ------------------   --------------------------

Revenue:                                                        $ 500              $ 1,136                      $ 1,636
                                                ----------------------   ------------------   --------------------------

Operational expenses:
        General and administrative expenses                       778                1,224                       12,686
        Licensing fees                                          6,000                5,200                       11,200
        Professional fees                                      28,228               46,764                      101,132
                                                ----------------------   ------------------   --------------------------

               Total operational expenses                     (35,006)             (53,188)                    (125,018)
                                                ----------------------   ------------------   --------------------------

Other income (expense):
        Interest income (expense)                                   0                   (2)                      (1,701)
                                                ----------------------   ------------------   --------------------------

Net loss                                                    $ (34,506)           $ (52,054)                  $ (125,083)
                                                ======================   ==================   ==========================

Per share information

Net loss per common share
        Basic and fully diluted                               $ (0.02)             $ (0.04)
                                                ======================   ==================

Weighted average number of common
        stock outstanding                                   1,404,000            1,404,000
                                                ======================   ==================



See the notes to these financial statements.

                                              F-4



                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS


                                                                  Year Ended                            September 30, 2007
                                                                 December 31,         December 31,      (Inception) Through
                                                                     2011                 2010          December 31, 2011
                                                               ------------------   ------------------  -------------------

Cash Flows from Operating Activities:
       Net Loss                                                        $ (34,506)           $ (52,054)          $ (125,083)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
         Common stock issued for services                                      -                    -                6,835
       Increase in assets and liabilities:
         Increase (decrease) in accounts payable and other
           current liabilies                                              23,998               24,601               49,312
                                                               ------------------   ------------------  -------------------

Net Cash Used by Operating Activities                                    (10,508)             (27,453)             (68,936)
                                                               ------------------   ------------------  -------------------

Cash Flows from Financing Activities:
       Proceeds from sale of common stock                                      -                    -               69,750
       Proceeds from note payable, related party                               -                    -               25,000
       Payment of note payable, related party                                  -                    -              (25,000)
                                                               ------------------   ------------------  -------------------

Net Cash Provided by Financing Activities                                      -                    -               69,750
                                                               ------------------   ------------------  -------------------

Net Increase  in Cash                                                    (10,508)             (27,453)                 814

Cash and Cash Equivalents - Beginning of Period                           11,322               38,775                    -
                                                               ------------------   ------------------  -------------------

Cash and Cash Equivalents - End of Period                                  $ 814             $ 11,322                $ 814
                                                               ==================   ==================  ===================


Supplemental Disclosure

Cash paid for interest                                                       $ -                  $ 2                  $ -
                                                               ==================   ==================  ===================
Cash paid for income taxes                                                   $ -                  $ -                  $ -
                                                               ==================   ==================  ===================



See the notes to these financial statements.





                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
           FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH DECEMBER 31, 2011


                                                                                              Deficit Accum
                                                                             Additional         During
                                             Common Stock       Amount         Paid-in       Development
                                           Number of shares    $.001 Par       Capital          Stage            Totals
                                          -----------------   ------------   ------------   ---------------   -------------

Beginning Balance - September 10, 2007                   -            $ -            $ -               $ -             $ -
  Common stock issued to directors for
    services                                       485,802            486              -                 -             486
  Common stock issued for services                 608,000            608            792                 -           1,400
  Net loss                                               -              -              -           (19,250)        (19,250)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2007                      1,093,802          1,094            792           (19,250)        (17,364)
                                          -----------------   ------------   ------------   ---------------   -------------

  Common stock issued to directors                  11,448             11                                -              11
  Common stock issued for services                  19,750             20          4,918                 -           4,938
  Common stock issued for cash                     279,000            279         69,471                 -          69,750
  Net loss                                               -              -              -           (16,640)        (16,640)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2008                      1,404,000          1,404         75,181           (35,890)         40,695
                                          -----------------   ------------   ------------   ---------------   -------------
  Net loss                                               -              -              -            (2,633)         (2,633)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2009                      1,404,000          1,404         75,181           (38,523)         38,062
                                          -----------------   ------------   ------------   ---------------   -------------
  Net loss                                               -              -              -           (52,054)        (52,054)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2010                      1,404,000          1,404         75,181           (90,577)        (13,992)
                                          -----------------   ------------   ------------   ---------------   -------------
  Net loss                                               -              -              -           (34,506)        (34,506)
                                          -----------------   ------------   ------------   ---------------   -------------
Balance - December 31, 2011                      1,404,000        $ 1,404       $ 75,181        $ (125,083)      $ (48,498)
                                          =================   ============   ============   ===============   =============

See the notes to these financial statements.













                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2011 and 2010


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

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2011 and 2010

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2011, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - GOING CONCERN

In the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Report of the Independent Registered Public Accounting Firm includes an explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. The Company's financial statements for the years ended December 31, 2011 and 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of $34,506 for the year ended December 31, 2011, and an accumulated deficit of $125,083 as of December 31, 2011. At December 31, 2011, the Company had a working capital deficit of $48,498.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company has a credit line with a $5,000 limit, extended by a related party company under common control. The credit line has an interest rate of 10% on principal and a due date of December 31, 2012. At December 31, 2012, the Company owes $1,000 on the credit line. The paid the related party company approximately $6,000 and $5,000 in 2011 and 2010 under a technology licensing agreement. At end 2011 and 2010 the Company owed the related party company $7,000 and $1,000 in accrued fees from the technology licensing agreement.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At December 31, 2011, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                 For the Years Ended December 31, 2011 and 2010

During the years ended December 31, 2011 and 2010, the Company did not issue any shares of its common stock.

NOTE 5 - INCOME TAXES

Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

                                                2011                   2010
                                            -------------         -------------

Deferred tax assets
         Net operating loss carryforwards   $      25,017        $      18,115
         Valuation allowance                   (   25,017)          (   18,115)
                                             -------------        -------------
         Net deferred tax assets            $           -        $           -
                                             =============        =============

At December 31, 2011 and at December 31, 2010, the Company had net operating loss carryforwards of approximately $125,083 and $90,577, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the year ended December 31, 2011 through May 4, 2012 and found no reportable subsequent events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/ Michael D. Murphy                                            May 8, 2012
------------------------------------------------------------
Michael D. Murphy
(Chief Financial Officer/Principal
Accounting Officer/Treasurer and Chief Executive Officer/
Principal Executive Officer)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Ed Sigmond                                                   May 8, 2012
------------------------------------------------------------
Ed Sigmond, Director


/s/ Michael D. Murphy                                            May 8, 2012
------------------------------------------------------------
Michael D. Murphy, Director, Chief Financial Officer &
Chief Executive Officer


/s/ Sean Murphy                                                  May 8, 2012
------------------------------------------------------------
Sean Murphy, Director and President