Form 10-Q
period 2012-03-31
FAIRWAY PROPERTIES, INC.
filed 2012-05-14
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2012

[ ]         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
            ACT
            For the transition period from __________ to ___________

                        Commission file number: 000-53835

                            FAIRWAY PROPERTIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                                41-2251802
         ------                                                ----------
(State of Incorporation)                                (IRS Employer ID Number)

                  340 S Lemon Ave #5353, Los Angeles, CA 91789
                  --------------------------------------------
                    (Address of principal executive offices)

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

As of May 11, 2012, there were 1,404,000 shares of the registrant's common stock issued and outstanding.

                                                                          Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)

         Balance Sheets - March 31, 2012 and December 31, 2011 (Audited)     1

         Statements of Operations  -
                  Three months ended March 31, 2012 and 2011 and
                  From September 10, 2007(Inception) to March 31, 2012       2

         Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to March 31, 2012     3

         Statements of Cash Flows -
                  Three months ended March 31, 2012 and
                  From September 10, 2007 (Inception) to March 31, 2012      4

         Notes to the Financial Statements                                    5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                 8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                          10

Item 4.  Controls and Procedures                                            11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                 11

Item 1A.  Risk Factors -  Not Applicable                                    11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds        11
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                   11

Item 4.  Mine Safety Disclosure - Not Applicable                            11

Item 5.  Other Information - Not Applicable                                 11

Item 6.  Exhibits                                                           12

SIGNATURES                                                                  13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                         BALANCE SHEETS


                                                                                       March 31,           December 31,
                                                                                          2012                 2011
                                                                                    -----------------    -----------------
                                                                                      (Unaudited)           (Audited)

Assets
         Current Assets:
                 Cash                                                                          $ 892                $ 814
                                                                                    -----------------    -----------------
         Total Current Assets                                                                    892                  814
                                                                                    -----------------    -----------------

Total Assets                                                                                   $ 892                $ 814
                                                                                    =================    =================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                                           $ 50,844             $ 48,312
                 Credit Line                                                                   1,000                1,000
                                                                                    -----------------    -----------------
         Total Current Liabilities                                                            51,844               49,312
                                                                                    -----------------    -----------------

Stockholders' Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                           1,404                1,404
         Additional paid-in capital                                                           75,181               75,181
         Deficit accumulated during the development stage                                   (127,537)            (125,083)
                                                                                    -----------------    -----------------
                 Total Stockholders' Equity                                                  (50,952)             (48,498)
                                                                                    -----------------    -----------------

Total Liabilities and Stockholders' Equity                                                     $ 892                $ 814
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


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                                                         September 10, 2007
                                                     Three Months Ended          Three Months Ended      (Inception) Through
                                                          March 31,                 March 31,               March 31,
                                                            2012                      2011                    2012
                                                   ------------------------   ----------------------   --------------------


Revenue:                                                             $ 120                    $ 230                $ 1,756
                                                   ------------------------   ----------------------   --------------------

Operational expenses:
         General and administrative expenses                            42                       35                 12,728
         Licensing fees                                              1,500                    1,500                 12,700
         Professional fees                                           1,032                    7,414                102,164
                                                   ------------------------   ----------------------   --------------------

                Total operational expenses                          (2,574)                  (8,949)              (127,592)
                                                   ------------------------   ----------------------   --------------------

Other income (expense):
         Interest expense                                                -                        -                 (1,701)
                                                   ------------------------   ----------------------   --------------------

Net loss                                                          $ (2,454)                $ (8,719)            $ (127,537)
                                                   ========================   ======================   ====================

Per share information

Net loss per common share
         Basic and fully diluted                                   $ (0.00)                 $ (0.01)
                                                   ========================   ======================

Weighted average number of common
         stock outstanding                                       1,404,000                1,404,000
                                                   ========================   ======================




See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                               Three Months Ended   Three Months Ended  September 30, 2007
                                                                   March 31,           March 31,        (Inception) Through
                                                                     2012                 2011            March 31, 2012
                                                               ------------------  -------------------  -------------------

Cash Flows from Operating Activities:
        Net Loss                                                        $ (2,454)            $ (8,719)          $ (127,537)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                     -                    -                6,835
        Increase in assets and liabilities:
          Increase (decrease) in accounts payable and accrued
             liabilities                                                   2,532                2,532               51,844
                                                               ------------------  -------------------  -------------------

Net Cash Used by Operating Activities                                         78               (6,187)             (68,858)
                                                               ------------------  -------------------  -------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                     -                    -               69,750
        Proceeds from note payable, related party                              -                    -               25,000
        Payment of note payable, related party                                 -                    -              (25,000)
                                                               ------------------  -------------------  -------------------

Net Cash Provided by Financing Activities                                      -                    -               69,750
                                                               ------------------  -------------------  -------------------

Net Increase  in Cash                                                         78               (6,187)                 892

Cash and Cash Equivalents - Beginning of Period                              814               11,322                    -
                                                               ------------------  -------------------  -------------------

Cash and Cash Equivalents - End of Period                                  $ 892              $ 5,135                $ 892
                                                               ==================  ===================  ===================


Supplemental Disclosure

Cash paid for interest                                                       $ -                  $ -                  $ -
                                                               ==================  ===================  ===================
Cash paid for income taxes                                                   $ -                  $ -                  $ -
                                                               ==================  ===================  ===================



See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
             FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH MARCH 31, 2012
                                           (Unuadited)

                                                                                               Deficit Accum
                                                                              Additional         During
                                              Common Stock       Amount         Paid-in        Development
                                            Number of shares    $.001 Par       Capital           Stage           Totals
                                           -----------------   ------------   ------------    --------------   --------------

Beginning Balance - September 10, 2007                    -            $ -            $ -               $ -              $ -
  Common stock issued to directors for
    services                                        485,802            486              -                 -              486
  Common stock issued for services                  608,000            608            792                 -            1,400
  Net loss                                                -              -              -           (19,250)         (19,250)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2007                       1,093,802          1,094            792           (19,250)         (17,364)

  Common stock issued to directors                   11,448             11                                -               11
  Common stock issued for services                   19,750             20          4,918                 -            4,938
  Common stock issued for cash                      279,000            279         69,471                 -           69,750
  Net loss                                                -              -              -           (16,640)         (16,640)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2008                       1,404,000          1,404         75,181           (35,890)          40,695
  Net loss                                                -              -              -            (2,633)          (2,633)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2009                       1,404,000          1,404         75,181           (38,523)          38,062
  Net loss                                                -              -              -           (52,054)         (52,054)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2010                       1,404,000          1,404         75,181           (90,577)         (13,992)
  Net loss                                                -              -              -           (34,506)         (34,506)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - December 31, 2011                       1,404,000        $ 1,404       $ 75,181        $ (125,083)       $ (48,498)
  Net loss                                                -              -              -            (2,454)          (2,454)
                                           -----------------   ------------   ------------    --------------   --------------
Balance - March 31, 2012                          1,404,000        $ 1,404       $ 75,181        $ (127,537)       $ (50,952)
                                           =================   ============   ============    ==============   ==============

See the notes to these financial statements.


                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                             For the March 31, 2012
                                   (Unaudited)

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

Interim Presentation

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes do not contain certain information included in the Company's financial statements for the year ended December 31, 2011. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2011 Audited Financial Statements, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going Concern

The Company's financial statements for the year ended December 31, 2011 and the three months ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $127,537 as of December 31, 2011. Prior to January 1, 2010, the Company did not recognize revenues from its activities. During the three months ended March 31, 2012, the Company recognized $120 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended September 30, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - CREDIT LINE

The Company has a credit line with a $5,000 limit. The credit line has an interest rate of 10% on principal and a due date of December 31, 2012. At March 31, 2012, the Company owes $1,000 on the credit line.

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At March 31, 2012, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

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


                                                     2012                    2011
                                                     ----                   -----

Deferred tax assets
         Net operating loss carryforwards       $       27,471           $    25,017
         Valuation allowance                      (     27,471)           (   25,017)
                                                ---------------         -------------
         Net deferred tax assets                $            0          $          0
                                                ===============         =============

At March 31, 2012 and at December 31, 2011, the Company had net operating loss carryforwards of approximately $127,537 and $125,083, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended March 31, 2012 through May 11, 2012 and found no reportable subsequent events.

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

Plan of Operations
------------------

Fairway is a development stage company and has minimal revenue producing activities. Niche Technologies delivered a website with the necessary functionality for us to generate revenue in late July 2009. We worked with Niche Technologies throughout 2009 to refine the website and prepare it for operations. Since the website launched, our business plan has been to earn revenue from the sale of property and agent listings on our web site, as well as reselling services offered through the Niche Properties Network, such as property and agent listings on other niche websites and Luxury Property Blog advertising.

With the completion of our website, we have only generated minimal revenues of the last two years, which is not enough to support the ongoing operations of the Company or to support growth activities. Given the current state of the real estate industry, management believes that the Company's ability to generate revenue solely through its current operational activities is limited until the real estate industry for such properties begins to improve. In that regard, management has expanded is business plan as discussed below.

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

Based on our current cash reserves of $892 at March 31, 2012, we have an operational budget of less than three months. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2012. If we incur unforeseen expenses or do not generate sufficient revenue over the next 3 months to cover our operating costs, it is possible we will deplete our cash reserves and need to raise additional money.

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

RESULTS OF OPERATIONS
---------------------

For the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

During the three months ended March 31, 2012, we recognized revenues from our operations of $120. During the three months ended March 31, 2012, we recognized revenues of $230 from our operations. The decrease of $110 was a result of our decreased activities.

During the three months ended March 31, 2012, we incurred operational expenses of $2,574 compared to $8,949 during the three months ended March 31, 2011. The decrease of $6,375 was a result of decrease of $6,382 in professional fees offset by an increase of $7 in general and administrative expenses.

During the three months ended March 31, 2012, we incurred a net loss of $2,454. During the three months ended March 31, 2012, we incurred a net loss of $8,719. The decrease of $6,265 is a direct result of the $6,375 decrease in operational expenses as explained above.

LIQUIDITY
---------

At March 31, 2012, we had total current assets of $892, consisting solely of cash. At March 31, 2012, we had current liabilities of $51,844, consisting solely of accounts payable. At March 31, 2012, we had working capital deficit of $50,952.

During the three months ended March 31, 2012, we received $78 in our operating activities. During the three months ended March 31, 2012, net losses of $2,454 were not adjusted for any non-cash items. During the three months ended March 31, 2012, accounts payable and accrued expenses increased by $2,532.

During the three months ended March 31, 2012, we used $6,187 in our operating activities. During the three months ended March 31, 2010, net losses of $8,719 were not adjusted for any non-cash items.

During the three months ended March 31, 2012 and 2011, we did not use or receive funds from any investing activities.

During the three months ended March 31, 2012 and 2011, we did not use or receive funds from financing activities.

Short Term

We currently have cash reserves of $892. We have begun generating nominal revenue but we have been unable to generate consistent revenue. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $892, we have an operational budget of less than three months. If sales do not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Technologies to provide the platform and the technical support for our website.

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

As  required  by SEC Rule  15d-15(b),  our  Chief  Executive  Officer  and Chief
Financial Officer, Mr. Michael Murphy, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended March 31, 2012. Based on the foregoing evaluation, Mr. Murphy has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE.

ITEM 1A.  RISK FACTORS

            NOT APPLICABLE TO SMALLER REPORTING COMPANIES.

ITEM 2.  CHANGES IN SECURITIES

            NONE.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
                NONE.

ITEM 4.  MINE SAFETY DISCLOSURES

            NOT APPLICABLE.

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

     Exhibit 31.1   Certification  of  Principal   Executive/Accounting  Officer
                    pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32.1   Certification   of   Principal   Executive   and   Principal
                    Accounting   Officer   pursuant   to  Section   906  of  the
                    Sarbanes-Oxley Act


101.INS   XBRL Instance Document                                  Filed Herewith
101.SCH   XBRL Taxonomy Extension Schema Document                 Filed Herewith
101.CAL   XBRL Taxonomy Extension Calculation Linkbase Document   Filed Herewith
101.DEF   XBRL Taxonomy Extension Definition Linkbase Document    Filed Herewith
101.LAB   XBRL Taxonomy Extension Label Linkbase Document         Filed Herewith
101.PRE   XBRL Taxonomy Extension Presentation Linkbase Document  Filed Herewith

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                             FAIRWAY PROPERTIES, INC.
                                             (Registrant)



Dated:   May 14, 2012                        By: /s/ Michael D. Murphy
                                                 --------------------------
                                                 Michael D. Murphy (Principal
                                                 Executive Officer and Principal
                                                 Accounting Officer)