Form 10-Q
period 2012-06-30
FAIRWAY PROPERTIES, INC.
filed 2012-08-14
CIK 1476278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                -----------------

                                    FORM 10Q
                                -----------------
(Mark One)

 [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2012

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

                  340 S Lemon Ave #5353, Los Angeles, CA 91789
                ------------------------------------------------
                    (Address of principal executive offices)

                                  866-532-4792
                                  ------------
                         (Registrant's Telephone number)

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

As of August 14, 2012, there were 1,404,000 shares of the registrant's common stock issued and outstanding.

                                                                                      Page
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)

         Balance Sheets - June 30, 2012 and December 31, 2011 (Audited)                 1

         Statements of Operations  -
                  Three and Six months ended June 30, 2012 and 2011 and
                  From September 10, 2007(Inception) to June 30, 2012                   2

         Statements of Changes in Shareholders' Deficit -
                   From September 10, 2007 (Inception) to June 30, 2012                 3

         Statements of Cash Flows -
                  Six months ended June 30, 2012 and
                  From September 10, 2007 (Inception) to June 30, 2012                  4

         Notes to the Financial Statements                                              5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
                  - Not Applicable                                                      10

Item 4.  Controls and Procedures                                                        11

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable                                             11

Item 1A.  Risk Factors -  Not Applicable                                                11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                    11
                  -Not Applicable

Item 3.  Defaults Upon Senior Securities - Not Applicable                               11

Item 4.  Mine Safety Disclosure - Not Applicable                                        11

Item 5.  Other Information - Not Applicable                                             11

Item 6.  Exhibits                                                                       12

SIGNATURES                                                                              13

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                              June 30,          December 31,
                                                                                2012                2011
                                                                         -------------------- ------------------
                                                                             (Unaudited)          (Audited)

Assets
         Current Assets:
                 Cash                                                                  $ 107              $ 814
                                                                         -------------------- ------------------
         Total Current Assets                                                            107                814
                                                                         -------------------- ------------------

Total Assets                                                                           $ 107              $ 814
                                                                         ==================== ==================


Liabilities and Stockholders' Equity (Deficit)
         Current liabilities
                 Accounts payable                                                   $ 59,579           $ 48,312
                 Credit Line                                                           3,500              1,000
                                                                         -------------------- ------------------
         Total Current Liabilities                                                    63,079             49,312
                                                                         -------------------- ------------------

Stockholders' Equity
         Common stock, $0.001 par value; 140,000,000 shares
           authorized, 1,404,000 and 1,404,000 shares issued and
           outstanding, respectively                                                   1,404              1,404
         Additional paid-in capital                                                   75,181             75,181
         Deficit accumulated during the development stage                           (139,557)          (125,083)
                                                                         -------------------- ------------------
                 Total Stockholders' Equity                                          (62,972)           (48,498)
                                                                         -------------------- ------------------

Total Liabilities and Stockholders' Equity                                             $ 107              $ 814
                                                                         ==================== ==================


See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)

                                                                                                         September 10, 2007
                                      Three Months     Three Months    Six Months      Six Months       (Inception) Through
                                      Ended June 30,   Ended June 30,  Ended June 30,  Ended June 30,       June 30,
                                          2012             2011           2012            2011                2012
                                     ----------------  -------------  --------------  --------------   --------------------

Revenue:                                        $ 30           $ 90           $ 150           $ 320                $ 1,785
                                     ----------------  -------------  --------------  --------------   --------------------

Operational expenses:
       General and administrative expenses       152             39             194              74                 12,879
       Licensing fees                          1,500          1,650           3,000           3,150                 14,200
       Professional fees                      10,381          9,490          11,413          16,904                112,545
                                     ----------------  -------------  --------------  --------------   --------------------

            Total operational expenses       (12,033)       (11,179)        (14,607)        (20,128)              (139,624)
                                     ----------------  -------------  --------------  --------------   --------------------

Other income (expense):
       Interest income (expense)                 (17)             0             (17)              0                 (1,718)
                                     ----------------  -------------  --------------  --------------   --------------------

Net loss                                   $ (12,020)     $ (11,089)      $ (14,474)      $ (19,808)            $ (139,557)
                                     ================  =============  ==============  ==============   ====================

Per share information

Net loss per common share
       Basic and fully diluted               $ (0.01)       $ (0.01)        $ (0.01)        $ (0.01)
                                     ================  =============  ==============  ==============

Weighted average number of common
       stock outstanding                   1,404,000      1,404,000       1,404,000       1,404,000
                                     ================  =============  ==============  ==============




See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                Six Months Ended     Six Months Ended   September 30, 2007
                                                                   June 30,             June 30,        (Inception) Through
                                                                     2012                 2011            June 30, 2012
                                                              --------------------  -----------------   -------------------

Cash Flows from Operating Activities:
        Net Loss                                                        $ (14,474)         $ (19,808)           $ (139,557)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
          Common stock issued for services                                      -                  -                 6,835
        Increase in assets and liabilities:
          Increase (decrease) in accounts payable and accrued
            liabilities                                                    13,767             11,174                63,079
                                                              --------------------  -----------------   -------------------

Net Cash Used by Operating Activities                                        (707)            (8,634)              (69,643)
                                                              --------------------  -----------------   -------------------

Cash Flows from Financing Activities:
        Proceeds from sale of common stock                                      -                  -                69,750
        Proceeds from note payable, related party                               -                  -                25,000
        Payment of note payable, related party                                  -                  -               (25,000)
                                                              --------------------  -----------------   -------------------

Net Cash Provided by Financing Activities                                       -                  -                69,750
                                                              --------------------  -----------------   -------------------
Net Increase  in Cash                                                        (707)            (8,634)                  107

Cash and Cash Equivalents - Beginning of Period                               814             11,322                     -
                                                              --------------------  -----------------   -------------------

Cash and Cash Equivalents - End of Period                                   $ 107            $ 2,688                 $ 107
                                                              ====================  =================   ===================

Supplemental Disclosure

Cash paid for interest                                                        $ -                $ 2                   $ -
                                                              ====================  =================   ===================
Cash paid for income taxes                                                    $ -                $ -                   $ -
                                                              ====================  =================   ===================



See the notes to these financial statements.


                                    FAIRWAY PROPERTIES, INC.
                                  (A Development Stage Company)
                           STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
             FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH JUNE 30, 2012
                                           (Unuadited)

                                                                                               Deficit Accum
                                                                              Additional         During
                                             Common Stock        Amount         Paid-in       Development
                                           Number of shares    $.001 Par        Capital          Stage            Totals
                                          ---------------------------------   ------------   ---------------   -------------

Beginning Balance - September 10, 2007                   -             $ -            $ -               $ -             $ -
  Common stock issued to directors for
    services                                       485,802             486              -                 -             486
  Common stock issued for services                 608,000             608            792                 -           1,400
  Net loss                                               -               -              -           (19,250)        (19,250)
                                          -----------------   -------------   ------------   ---------------   -------------
Balance - December 31, 2007                      1,093,802           1,094            792           (19,250)        (17,364)

  Common stock issued to directors                  11,448              11                                -              11
  Common stock issued for services                  19,750              20          4,918                 -           4,938
  Common stock issued for cash                     279,000             279         69,471                 -          69,750
  Net loss                                               -               -              -           (16,640)        (16,640)
                                          -----------------   -------------   ------------   ---------------   -------------
Balance - December 31, 2008                      1,404,000           1,404         75,181           (35,890)         40,695
  Net loss                                               -               -              -            (2,633)         (2,633)
                                          -----------------   -------------   ------------   ---------------   -------------
Balance - December 31, 2009                      1,404,000           1,404         75,181           (38,523)         38,062
  Net loss                                               -               -              -           (52,054)        (52,054)
                                          -----------------   -------------   ------------   ---------------   -------------
Balance - December 31, 2010                      1,404,000           1,404         75,181           (90,577)        (13,992)
  Net loss                                               -               -              -           (34,506)        (34,506)
                                          -----------------   -------------   ------------   ---------------   -------------
Balance - December 31, 2011                      1,404,000           1,404         75,181          (125,083)        (48,498)
  Net loss                                               -               -              -           (14,474)        (14,474)
                                          -----------------   -------------   ------------   ---------------   -------------
Balance - June 30, 2012                          1,404,000         $ 1,404       $ 75,181        $ (139,557)      $ (62,972)
                                          =================   =============   ============   ===============   =============



See the notes to these financial statements.

                            FAIRWAY PROPERTIES, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     For the Six Months Ended June 30, 2012
                                   (Unaudited)

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

Going Concern

The Company's financial statements for the year ended December 31, 2011 and the three months ended June 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported an accumulated deficit of $139,557 as of December 31, 2011. Prior to January 1, 2010, the Company did not recognize revenues from its activities. During the six months ended June 30, 2012, the Company recognized $150 in revenues from its operational activities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six months ended June 30, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - CREDIT LINE

The Company has a credit line with a $5,000 limit. The credit line has an interest rate of 10% on principal and a due date of December 31, 2012. At June 30, 2012, the Company owes $3,500 on the credit line.

NOTE 4 - STOCKHOLDERS' EQUITY (DEFICIT)

The authorized capital stock of the Company is 140,000,000 shares with a $0.001 par value. At June 30, 2012, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company does not have any preferred shares issued or authorized.

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

                                                 2012                    2011
                                                 ----                   -----

Deferred tax assets
         Net operating loss carryforwards   $       27,911      $       25,017
         Valuation allowance                  (     27,911)         (   25,017)
                                            ---------------     ---------------
         Net deferred tax assets            $            0       $           0
                                            ===============     ===============

At June 30, 2012 and at December 31, 2011, the Company had net operating loss carryforwards of approximately $139,557 and $125,083, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the six months ended June 30, 2012 through August 1, 2012 and found no reportable subsequent events.

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

With the completion of our website, we have only generated minimal revenues the last two years, which is not enough to support the ongoing operations of the Company or to support growth activities. Given the current state of the real estate industry, management believes that the Company's ability to generate revenue solely through its current operational activities is limited until the real estate industry for such properties begins to improve. In that regard, management has expanded is business plan as discussed below.

We intend to obtain debt and/or equity financing to meet our ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is and can be no assurance that these events can be successfully completed. In particular there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

Based on our current cash reserves of $107 at June 30, 2012, we have an operational budget of less than three months. We have begun generating nominal revenue and expect that our monthly sales will cover our monthly operational costs sometime during late 2012. If we incur unforeseen expenses or do not generate sufficient revenue over the next 3 months to cover our operating costs, it is possible we will deplete our cash reserves and need to raise additional money.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June
--------------------------------------------------------------------------------
30, 2011
--------

During the three months ended June 30, 2012, we recognized revenues from our operations of $30. During the three months ended June 30, 2011, we recognized revenues of $90 from our operations. The decrease of $60 was a result of our decreased activities.

During the three months ended June 30, 2012, we incurred operational expenses of $12,033 compared to $11,179 during the three months ended June 30, 2011. The increase of $854 was a result of an increase of $891 in professional fees combined with an increase of $132 general and administrative expenses offset by a decrease of $150 in license fees.

During the three months ended June 30, 2012, we incurred a net loss of $12,020. During the three months ended June 30, 2011, we incurred a net loss of $11,089. The increase of $931 is a direct result of the $854 increase in operational expenses combined with a $17 increase in interest expense offset by the $60 decrease in revenue.

For the Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30,
--------------------------------------------------------------------------------
2011
----

During the six months ended June 30, 2012, we recognized revenues from our operations of $150. During the three months ended June 30, 2011, we recognized revenues of $320 from our operations. The decrease of $170 was a result of our decreased activities.

During the six months ended June 30, 2012, we incurred operational expenses of $14,607 compared to $20,128 during the three months ended June 30, 2011. The decrease of $5,521 was a result of a decrease of $5,491 in professional fees combined with an increase of $150 decrease in license fees offset by a $120 increase in general and administrative expenses.

During the six months  ended June 30,  2012,  we incurred a net loss of $14,474.
During the six months ended June 30, 2011, we incurred a net loss of $19,808. The decrease of $5,334 is a direct result of the $5,521 decrease in operational expenses combined with a $170 decrease in revenue offset by a $17 increase in interest expense.

LIQUIDITY

At June 30, 2012, we had total current assets of $107, consisting solely of cash. At June 30, 2012, we had current liabilities of $63,079, consisting of $59,579 in accounts payable and a $3,500 credit line. At June 30, 2012, we had working capital deficit of $62,972.

During the six months ended June 30, 2012, we used $707 in our operating activities. During the six months ended June 30, 2012, net losses of $14,474 were not adjusted for any non-cash items. During the six months ended June 30, 2012, accounts payable and accrued expenses increased by $13,676.

During the six months ended June 30, 2011, we used $8,634 in our operating activities. During the six months ended June 30, 2011, net losses of $19,808 were not adjusted for any non-cash items.

During the six months ended June 30, 2012 and 2011, we did not use or receive funds from any investing activities.

During the six months ended June 30, 2012 and 2011, we did not use or receive funds from financing activities.

Short Term

We currently have cash reserves of $107. We have begun generating nominal revenue but we have been unable to generate consistent revenue. This should enable us to continue forward without raising money through additional offering of shares. However, if we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $107, we have an operational budget of less than three months. If sales do not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Niche Technologies to provide the platform and the technical support for our website.

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

As  required  by SEC Rule  15d-15(b),  our  Chief  Executive  Officer  and Chief
Financial Officer, Mr. Michael Murphy, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended June 30, 2012. Based on the foregoing evaluation, Mr. Murphy has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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





                                         FAIRWAY PROPERTIES, INC.
                                         (Registrant)



Dated:   August 14, 2012                 By: /s/ Michael D. Murphy
                                             -----------------------------------
                                             Michael D. Murphy (Principal
                                             Executive Officer and Principal
                                             Accounting Officer)