Form 10-K/A
period 2011-12-31
Medient Studios, Inc.
filed 2012-11-02
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT 1 to

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2011

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to _____________

Commission file number: 000-53835

FAIRWAY PROPERTIES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	41-2251802
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

340 S Lemon Ave #5353, Walnut, CA 91789

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:

(866-532-4792)

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2011 is to revise the Controls and Procedures in accordance with Item 307 and 308 of Regulation S-K.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-K.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules	41
SIGNATURES	52

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

1.  We incorporated and now operate the Company during a severe real estate downturn, amidst poor general economic conditions.

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

2.  We have a lack of revenue history and have a limited performance history since we are a start-up development stage company.

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

3.  We can give no assurance of success or profitability.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate profits or that the market price of our common stock will be increased thereby.

4.  We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.

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

5.  We intend to pursue the acquisition of an operating business.

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

6.  Scarcity of, and competition for, business opportunities and combinations

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

7.  We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

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

8.  Our Officers and Directors are related to one another and are the majority shareholders of the Company. As such there is a possibility of them controlling the Company to the detriment of outsiders.

Messrs. Michael D. Murphy, Sean Murphy and Darren Murphy are brothers. They are officers, directors and shareholders of the Company. In addition, they are the majority shareholders of Niche Technologies, the majority shareholder of our Company. As such they will be able to control the operations and the direction of the Company with very little outside influence.

9.  Our officers and directors may have conflicts of interest which may not be resolved favorably to us.

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

10.  Our officers and directors are not employed full-time by us which could be detrimental to the business.

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

11.  Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.

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

12.  We have agreed to indemnification of officers and directors as is provided by Nevada Statute.

Nevada Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

13.  Our directors' liability to us and shareholders is limited.

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

RISK FACTORS RELATING TO OUR BUSINESS

14.  We are dependent on the web application provided by Niche Technologies to provide the functionality for our website. If the Niche Technologies web application contains programming errors or defects, it would adversely affect our reputation and cause us to lose customers.

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

15.  If we are not able to adapt to rapid technology changes affecting our website and continually upgrade the services and offerings of our website to outperform our competition, we may not be able to attract or retain customers and our business will fail.

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

16.  If Niche Technologies is unable to refine the FairwayProperties.com web site or we are unable to develop a market for our internet website, our ability to generate revenue would be limited.

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

17.  We will experience substantial competition for supplies in the business technology industry.

We will be required to compete with a large number of entities which are larger, have greater resources and more extensive operating histories than we do. Shortages of supplies may result from this competition and will lead to increased costs and delays in operations which will have a material adverse effect on us.

18.  We may depend upon outside advisors, who may not be available on reasonable terms and as needed.

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

RISK FACTORS RELATED TO OUR STOCK

19.  Because Michael D. Murphy, our CEO, and Sean Murphy, one of our directors, and Darren Murphy, our Secretary, control approximately 56% of our outstanding common stock, they will control and make corporate decisions and investors will have limited ability to affect corporate decisions.

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

20.  The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.

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

21.  We will pay no foreseeable dividends in the future.

We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

22.  Our shareholders may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to our shareholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

23.  Fairway's stock will in all likelihood be thinly traded and as a result an investor may be unable to sell at or near ask prices or at all if the investor needs to liquidate shares.

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

24.  Trading in our shares in the public market will most likely be volatile because of factors beyond our control.

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

	High	Low
Year Ended December 31, 2011
First quarter	$ -	$ -
Second quarter	0.20	0.20
Third quarter	0.20	0.20
Fourth quarter	0.20	0.20

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2011 compared to the Year Ended December 31, 2010.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Fairway Properties, Inc. for the years ended December 31, 2011 and 2010, period from September 10, 2007 (inception) through December 31, 2011 starts on page 42.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to insure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, or the persons performing similar functions, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO, or the persons performing similar functions, concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO and CFO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO and CFO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, and concluded that it is effective.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the registrant’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the registrant to provide only management’s report in this annual report.

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO and CFO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during the fourth quarter of 2011.  Based on that evaluation, our CEO and CFO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Important Considerations:

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud.

Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Fairway's directors or executive officers, including their ages as of December 31, 2011.

Name	Age	Position	Term
Michael D. Murphy	30	Chief Executive Officer, Treasurer, and Director	Annual

Sean Murphy	27	President and Director	Annual

Darren Murphy	26	Secretary	Annual

Edward Sigmond	53	Director	Annual

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

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Michael D. Murphy	2011	0	0	0	0	0	0	0	0
CEO and	2010	0	0	0	0	0	0	0	0
Treasurer (1)	2009	0	0	0	0	0	0	0	0

Sean Murphy	2011	0	0	0	0	0	0	0	0
President (2)	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0

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

    Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Compensation Table" during the year ended December 31, 2011:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Michael D. Murphy	$0	$0	$0	$0	$0	$0	$0

Sean Murphy	$0	$0	$0	$0	$0	$0	$0

Edward Sigmond	$0	$0	$0	$0	$0	$0	$0

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

There are currently 140,000,000 common shares authorized of which 1,404,000 are outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner*	Percent of Class
Common Shares	Niche Technologies, Inc. (beneficially Michael D. Murphy, Sean Murphy and Darren Murphy)	600,000	42.73%
	340 S. Lemon Ave #5353
	Walnut, CA 91789

Common Shares	Darren Murphy, Secretary	72,000	5.12%
	340 S. Lemon Ave #5353
	Walnut, CA 91789

Common Shares	Michael D. Murphy, CEO/ Treasurer and Director	58,000	4.13%
	340 S. Lemon Ave #5353
	Walnut, CA 91789

Common Shares	Sean Murphy, President and Director	58,000	4.13%
	340 S. Lemon Ave #5353
	Walnut, CA 91789

Common Shares	Edward Sigmond, Director	81,250	5.79%
	2808 Cole Avenue
	Dallas, TX 75204

Common Shares	Kestrel Holdings, Inc. (beneficially Edward Sigmond)	186,000	13.24%
	2808 Cole Avenue
	Dallas, TX 75204

	Officers and Directors (4 individuals)	1,055,250	75.16%

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

	Year Ended December 31,
	2011	2010
Audit Fees	$7,750	$7,750
Audit-related Fees	0	0
Tax Fees	0	0
All Other	0	0
Total Fees	$7,750	$7,750

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

Aurora, Colorado     /s/ Ronald R. Chadwick, P.C.

May 2, 2012      RONALD R. CHADWICK, P.C.

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

BALANCE SHEETS

	December	December
	31, 2011	31, 2010
Assets
Current Assets:
Cash	$814	$11,322
Total Current Assets	814	11,322
Total Assets	814	11,322

Liabilities and Stockholders' (Deficit) Equity
Current liabilities
Accounts payable	$48,312	$25,314
Credit Line	1,000	0
Total Current Liabilities	49,312	25,314

Stockholders' (Deficit) Equity
Common stock, $0.001 par value; 140,000,000 shares authorized, 1,404,000 and 1,404,000 shares issued and outstanding, respectively	1,404	1,404
Additional paid-in capital	75,181	75,181
Deficit accumulated during the development stage	(125,083)	(90,577)
Total Stockholders' Equity	(48,498)	(13,992)
Total Liabilities and Stockholders' Equity	$814	$11,322

See the notes to these financial statements.

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2011	Year Ended December 31, 2010	September 10, 2007 (Inception) Through December 31, 2010
Revenue:	$500	$1,136	$1,636

Operational expenses:
General and administrative expenses	778	1,224	12,686
Licensing fees	6,000	5,200	11,200
Professional fees	28,228	46,764	101,132
Total operational expenses	(35,006)	(53,188)	(125,018)

Other income (expense):
Interest income (expense)	0	(2)	(1,701)

Net loss	$(34,506)	$(52,054)	$(125,083)

Per share information
Net loss per common share
Basic and fully diluted	$(0.02)	$(0.04)
Weigted average number of common stock outstanding	1,404,000	1,404,000

See the notes to these financial statements.

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2011	Year Ended December 31, 2010	September 30, 2007 (Inception) Through December 31, 2011
Cash Flows from Operating Activities:
Net Loss	$(34,506)	$(52,054)	$(125,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	6,835
Increase in assets and liabilities:
Increase (decrease) in accounts payable and other current liabilities	23,998	24,601	49,312
Net Cash Used by Operating Activities	(10,508)	(27,453)	(68,936)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	69,750
Proceeds from note payable, related party	-	-	25,000
Payment of note payable, related party	-	-	(25,000)
Net Cash Provided by Financing Activities	-	-	69,750

Net Increase in Cash	(10,508)	(27,453)	814

Cash and Cash Equivalents - Beginning of Period	11,322	38,775	-
Cash and Cash Equivalents - End of Period	$ 814	$11,322	$ 814

Supplemental Disclosure
Cash paid for interest	$ -	$ 2	$ -
Cash paid for income taxes	$ -	$ -	$ -

See the notes to these financial statements.

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH DECEMBER 31, 2011

	Common Stock Number of shares	Amount $.001 Par	Additional Paid-in Capital	Deficit Accum During Development Stage	Totals
Beginning Balance - September 10, 2007	-	$-	$-	$-	$-
Common stock issued to directors for services	485,802	486	-	-	486
Common stock issued for services	608,000	608	792	-	1,400
Net loss	-	-	-	(19,250)	(19,250)
Balance - December 31, 2007	1,093,802	1,094	792	(19,250)	(17,364)

Common stock issued to directors	11,448	11	-	-	11
Common stock issued for services	19,750	20	4,918	-	4,938
Common stock issued for cash	279,000	279	69,471	-	69,750
Net loss	-	-	-	(16,640)	(16,640)
Balance - December 31, 2008	1,404,000	1,404	75,181	(35,890)	40,695

Net loss	-	-	-	(2,633)	(2,633)
Balance - December 31, 2009	1,404,000	1,404	75,181	(38,523)	38,062

Net loss	-	-	-	(52,054)	(52,054)
Balance - December 31, 2010	1,404,000	1,404	75,181	(90,577)	(13,992)

Net loss	-	-	-	(34,506)	(34,506)
Balance - December 31, 2011	1,404,000	$1,404	$75,181	$(125,083)	$(48,498)

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

	2011	2010
Deferred tax assets
Net operating loss carryforwards	$25,017	$18,115
Valuation allowance	(25,017)	(18,115)
Net deferred tax assets	$ -	$ -

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

/s/ Manu Kumaran

November 2, 2012

Manu Kumaran

Chief Executive Officer

Chief Financial Officer

Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Manu Kumaran

November 2, 2012

Manu Kumaran

Chief Executive Officer

Chief Financial Officer

Director