Form 10-Q
period 2012-09-30
MEDIENT STUDIOS, INC.
filed 2012-11-19
CIK 1476278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE
ACT

For the transition period from __________ to ___________

Commission file number: 000-53835

MEDIENT STUDIOS, INC.

(FORMERLY FAIRWAY PROPERTIES, INC.)
(Exact name of registrant as specified in its charter)

Nevada	41-2251802
(State of Incorporation)	(IRS Employer ID Number)

4750 Vanalden Avenue, Tarzana CA 91356
(Address of principal executive offices)

(818) 634-4801
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

As of November 16, 2012, there were 1,943,000 shares of the registrant's common stock issued and outstanding.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements – (Unaudited)

	Balance Sheets - September 30, 2012 and December 31, 2011 (Audited)	3

	Statements of Operations -	4
	Three and Nine Months ended September 30, 2012 and 2011 and
	From September 10, 2007 (Inception) to September 30, 2012

	Statement of Changes in Shareholders’ Deficit -	5
	From September 10, 2007 (Inception) to September 30, 2012

	Statements of Cash Flows -	6
	Nine months ended June 30, 2012 and
	From September 10, 2007 (Inception) to September 30, 2012

	Notes to the Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
	- Not Applicable

Item 4	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings - Not Applicable	15

Item 1A.	Risk Factors - Not Applicable	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds - Not Applicable	15

Item 3.	Defaults upon Senior Securities - Not Applicable	15

Item 4.	Mine Safety Disclosure - Not Applicable	15

Item 5.	Other Information - Not Applicable	15

Item 6.	Exhibits	15

Signatures		16

PART I

ITEM 1. FINANCIAL STATEMENTS

MEDIENT STUDIOS, INC. (FORMERLY FAIRWAY PROPERTIES, INC.) (A Development Stage Company) Balance Sheets As of September 30, 2012 and December 31, 2011

	As of September 30, 2012	As of December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets
Cash	$0	$814
Total Current Assets	0	814

Total Assets	$0	$814

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$0	$48,312
Credit Line	0	1,000
Stock to be Issued	107,400	0

Total Liabilities (All Current)	107,400	49,312
Shareholders’ Equity (Deficit):
Preferred stock, 50,000,000 shares authorized, 0 and 0 issued and outstanding respectively	0	0
Common stock, $0.001 par value, 500,000,000 shares authorized, 1,404,000 and 1,404,000 shares issued and outstanding, respectively	1,404	1,404
Additional Paid-In Capital	150,514	75,181
Deficit accumulated during the development stage	(259,318)	(125,083)

Total Shareholders’ Equity (Deficit)	(107,400)	(48,498)

Total Liabilities and Shareholders’ Equity	$0	$814

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC. (FORMERLY FAIRWAY PROPERTIES, INC.) (A Development Stage Company) STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended	Sept 10, 2007 (Inception) Through
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

Revenue	$0	$60	$150	$380	$1,785

Operational expenses:
General and Administrative expense	95	526	272	601	12,974
Licensing fees	1,000	1,500	4,000	4,650	15,200
Stock for services	107,400	0	107,400	0	114,235
Professional fees	11,275	6,260	22,688	23,164	116,985

Total operational expenses	119,770	8,286	134,360	28,415	259,394
Gross margin	(119,770)	(8,226)	(134,210)	(28,035)	(257,609)

Other income (expense):
Interest income (expense)	(8)	0	(25)	0	(1,726)

Net loss	$(119,778)	$(8,226)	$(134,235)	$(28,035)	$(259,335)

Per share information

Net loss per common share
Basic and fully diluted	$(0.09)	$(0.01)	$(0.10)	$(0.02)

Weighted average number of common
stock outstanding	1,404,000	1,404,000	1,404,000	1,404,000

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.

(FORMERLY FAIRWAY PROPERTIES, INC.)

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficit)

For the PERIOD OF September 10, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2012

(Unaudited)

	Common Stock		Additional	Deficit Accum
	Number of Shares	$.001 Par	Paid-in Capital	During Deve Stage	Totals

Beginning Balance - September 10, 2007	-	$-	$-	$-	$-
Common Stock issued to directors for services	485,802	486	-	-	486

Common stock issued for Services	608,000	608	792	-	1,400
Net loss	-	-	-	(19,250)	(19,250)

Balance - December 31, 2007	1,093,802	1,094	792	(19,250)	(17,364)

Common stock issued to directors	11,448	11		-	11
Common stock issued for services	19,750	20	4,918	-	4,938
Common stock issued for cash	279,000	279	69,471	-	69,750
Net loss	-	-	-	(16,640)	(16,640)

Balance - December 31, 2008	1,404,000	1,404	75,181	(35,890)	40,695
Net loss	-	-	-	(2,633)	(2,633)

Balance - December 31, 2009	1,404,000	1,404	75,181	(38,523)	38,062
Net loss	-	-	-	(52,054)	(52,054)

Balance - December 31, 2010	1,404,000	1,404	75,101	(90,577)	(13,992)
Net loss	-	-	-	(34,506)	(34,506)

Balance - December 31, 2011	1,404,000	1,404	75,181	(125,083)	(48,498)
Assumption of liabilities by previous
shareholders	-	-	75,333	-	75,333
Net Loss	-	-	-	(134,235)	(134,235)

Balance - September 30, 2012	1,404,000	$1,404	$150,514	$(259,318)	$(107,400)

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC. (FORMERLY FAIRWAY PROPERTIES, INC.) (A Development Stage Company) Statements of Cash Flows For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended Sept 30,	Nine Months Ended Sept 30,	September 30, 2007 (Inception) Through September 30,
	2012	2011	2012
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Loss	$(134,235)	$(28,035)	$(259,318)
Adjustments to reconcile net loss to net cash used
by operating activities:
Common stock to be issued for services	107,400	0	114,235
Increase (decrease) in accounts payable	(48,312)	17,934	0
(Decrease) in line of credit	(1,000)	0	0

Net Cash Used by Operating Activities	(76,147)	(10,101)	(145,083)

Cash Flows from Financing Activities:
Assumption of liabilities by former shareholders	75,333	0	75,333
Proceeds from sale of common stock	0	0	69,750
Proceeds from note payable, related party	0	0	25,000
Payment of note payable, related party	0	0	(25,000)

Net Cash Provided by Financing Activities	75,333	0	145,083

Net Increase (Decrease) in Cash	(814)	(10,101)	0

Cash and Cash Equivalents - Beginning of Period	814	11,322	0

Cash and Cash Equivalents - End of period	$0	$1,221	$0

Supplemental Disclosure

Cash paid for interest	$0	$0	$0

Cash paid for income taxes	$0	$0	0

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.
(A Development Stage Company)

Notes to the Financial Statements
September 30, 2012
(Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Business

Medient Studios, Inc. ("the Company") (formerly) “Fairway Properties, Inc.”), was incorporated on September 10, 2007 in the state of Nevada. The Company is on a calendar year-end.

Medient is a global film production and distribution company with a strong presence in the key markets of North America and India. Medient's management team has approximately 150 years of experience in the motion picture industry and is responsible for producing or financing in excess of 250 movies. To date, some 14 movies, two music acts and several hundred live performance shows have been produced under the Medient banner. The Company is in the process of significantly scaling up its operations, including its planned entry into the electronic games sector.

On August 28, 2012, certain majority shareholders who owned 1,083,000 restricted common shares of the registrant (representing approximately 77% of the issued and outstanding shares) sold those common shares to Manu Kumaran.

Under the share purchase agreement, those certain shareholders received a total of $175,000, of which $50,000 was paid in cash and the remaining $125,000 is to be paid pursuant to a promissory note due December 31, 2012. The former shareholders assumed all outstanding payables in conjunction with the share purchase agreement.

On August 28, 2012, a change of control of the registrant was made when Manu Kumaran acquired 1,083,000 common shares from selling shareholders which represented 77.1% of the issued and outstanding common shares.  As a result of this acquisition, Manu Kumaran became the majority shareholder of the registrant.

In connection with the change in control, Michael Murphy, the chief executive officer, treasurer, and director of the registrant, Sean Murphy, the president and director of the registrant, Darren Murphy, the secretary of the registrant, and Edward Sigmond, a director of the registrant, submitted their resignation from all positions.  The resignations became effective on September 30, 2012.

In connection with the change in control, Michael Murphy either paid or assumed responsibility for all outstanding liabilities as of August 28, 2012, so that Fairway Properties was absolved of all prior outstanding liabilities.

On August 28, 2012, the board of directors appointed Manu Kumaran as a director.  Upon the effective date of the resignations, Manu Kumaran was appointed chief executive officer, chief financial officer, and secretary.

Manu Kumaran is a second generation international film producer, who has produced 19 feature films in four languages.  The oldest son of renowned Malayalamfilm director-producer K.P. Kumaran, Manu has been a part of the film business from an early age, working on all aspects of production and distribution. An expert in film tax credits and incentives, Kumaran has built a reputation for producing theatrical quality releases at minimal costs with strong net margins.

The Company has entered into merger negotiations with Kumaran Holding,LLC (herein referred to as “KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion pictures on a global basis. The founder of KH, Manu Kumaran, (who is also the majority shareholder of the Company), has personally produced over nineteen films in five continents.  KH’s first production, “Storage 24”, was filmed and produced in the United Kingdom.  “Storage 24” will be distributed globally, and was world premiered recently in London by Universal Studios.  The Company's second major film production, "Yellow," was written and directed by Nick Cassavettes, the director of “The Notebook” and “My Sister’s Keeper”.  "Yellow" was filmed in the United States, and the film world premiered in September 2012 at the Toronto Film Festival. It is scheduled for release in the United States in the spring of 2013. The transaction is expected to close in the fourth quarter of 2012, subject to standard due diligence, and approval by Medient Studios Board of Directors.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the three and nine months ended September 30, 2012 and 2011 respectively have been made.

The Company currently does not have any subsidiaries, but anticipates when they do, will consolidate its subsidiaries in accordance with ASC 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

Investments in subsidiaries, that the Company may acquire, where they have has a controlling interest, will be reported using the equity method.  For those businesses that the Company acquires and does not have a controlling interest, they will be accounted through the Noncontrolling Interest method.

Development Stage Company

The Company has not earned significant revenues from planned operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Company." Among the disclosures required, are that the Company's financial statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2011 Form 10-K.

Going Concern

The Company's financial statements for the year ended December 31, 2011 and the nine months ended September 30, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has an accumulated deficit of $259,318 as of September 30, 2012. During the nine months ended September 30, 2012, the Company recognized $150 in revenues from its operational activities and has a loss of $134,235, and had no assets or operations. The Company is currently evaluating acquisition opportunities. These factors raise substantial doubt about the Company's ability to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.  It is also necessary for management to determine, measure and allocate resources and obligations within the financial process according to those principles.  The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

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

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition”, (formerly Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met.

1. Persuasive evidence of an arrangement exists;

2. Ownership and all risks of loss have been transferred to buyer, which is generally upon delivery

3. The price is fixed and determinable; and

4. Collectability is reasonably assured.

Revenue is recorded net any of sales taxes charged to customers.

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, diluted earnings per share is identical to earnings per share (basic).

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2012 and 2011, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At September 30, 2012, the Company did not have any financial instruments.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended September 30, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - CREDIT LINE

The Company’s line of credit was repaid by the former majority shareholders of the Company during the quarter. As of September 30, 2012, the Company has no current credit lines or outstanding liabilities on any credit facilities.

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 500,000,000 shares with a $0.001 par value. At September 30, 2012, the Company had 1,404,000 shares of its common stock issued and outstanding. The Company has 50,000,000 preferred shares authorized but not issued.

During the nine months ended September 30, 2012 and 2011, the Company did not issue any shares of its common stock. The Company had 179,000 shares that were earned for services performed by the former majority shareholders of the Company, which were included in shares to be issued at September 30, 2012. Pursuant to the share purchase agreement discussed in Note 1, the Company’s former controlling shareholders assumed all accounts payable and many of which were repaid at closing from the proceeds. The Company recorded $75,333 in additional paid in capital for the amounts assumed by the previous controlling shareholders.

Pursuant to the share purchase agreement discussed in Note 1, the Company’s former controling shareholders assumed all accounts payable and many of which were repaid at closing from the proceeds. The Company recorded $75,333 in additional paid in capital for the amounts assumed by the previous controling shareholders.

NOTE 5 - INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 20% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Prior Year	$25,017	$18,115
Tax Benefit for Current Period	26,847	6,902
Net Operating Loss Carryforward	51,864	25,017
Less: Valuation Allowance	(51,864)	(25,017)
Net Deferred Tax Asset	$0	$0

At September 30, 2012 and at December 31, 2011, the Company had net operating loss carryforwards of approximately $259,318 and $125,083, respectively, for federal income tax purposes. These carryforwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the nine months ended September 30, 2012 and noted the following reportable events:

The Company has entered into merger negotiations with Kumaran Holdings, LLC (herein referred to as “KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion pictures on a global basis. The founder of KH, Manu Kumaran, (who is also the majority shareholder of the Company), has personally produced over nineteen films in five continents.  KH’s first production, “Storage 24”, was filmed and produced in the United Kingdom.  “Storage 24” will be distributed globally, and was world premiered recently in London by Universal Studios.  The Company's second major film production, "Yellow," was written and directed by Nick Cassavettes, the director of “The Notebook” and “My Sister’s Keeper”.  "Yellow" was filmed in the United States, and the film world premiered in September 2012 at the Toronto Film Festival. It is scheduled for release in the United States in the spring of 2013.

The transaction is expected to close in the fourth quarter of 2012, subject to standard due diligence, and approval by Medient Studios Board of Directors.

On October 24, 2012, the Company issued 429,000 shares of common stock, including 250,000 to new board members for services to be rendered and the 179,000 shares which were in stock to be issued at September 30, 2012.

No other significant subsequent events were noted.

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

Plan of Operations

Medient Studios, Inc. ("the Company") was formerly named “Fairway Properties”, and was incorporated on September 10, 2007 in the state of Nevada. The Company's fiscal year end is December 31st.

Medient is a global film production and distribution company with a strong presence in the key markets of North America and India. Medient's management team has approximately 150 years of experience in the motion picture industry and is responsible for producing or financing in excess of 250 movies. To date, some 14 movies, two music acts and several hundred live performance shows have been produced under the Medient banner. The Company is in the process of significantly scaling up its operations, including its planned entry into the electronic games sector.

We intend to obtain debt and/or equity financing to meet our ongoing operating expenses and to acquire completed theatrical release quality films as well as produce out own films. There is and can be no assurance that these events can be successfully completed. In particular there is no assurance that any such film assets will be acquired or that any stockholder will realize any return on their shares after such a transaction. Any acquisitions completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

Based on our current cash reserves of $0 at September 30, 2012, we have an operational budget of less than three months. We are reliant upon our management team to cover our monthly operational costs. If we incur unforeseen expenses or do not generate sufficient revenue over the next 3 months to cover our operating costs, it is possible we will deplete our cash reserves and need to raise additional money.

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

 RESULTS OF OPERATIONS

For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

During the three months ended September 30, 2012, we recognized no revenue from our operations. During the three months ended September 30, 2011, we recognized revenues of $60 from our operations. The decrease of $60 was a result of our decreased activities.

During the three months ended September 30, 2012, we incurred general and administrative expenses of $95 and licensing fees of $1,000. We paid stock for services with a value of $107,400 and paid professional fees of $11,275. As a result, we had net loss of $119,770 for the three months ended September 30, 2012.

Comparatively, for the three months ended September 30, 2011, we incurred general and administrative expense of $526, licensing fees of $1,500, and professional fees of $6,260. As a result, we had net loss of $8,226 for the three months ended September 30, 2011. The increase of $111,484 was a result of an increase of $5,015 in professional fees and stock for services of $107,400.

For the Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2012, we recognized revenues from our operations of $150. During the nine months ended September 30, 2011, we recognized revenues of $380 from our operations. The decrease of $230 was a result of our decreased activities.

During the nine months ended September 30, 2012, we had general and administrative expenses of $272 and paid licensing fees of $4,000. We paid stock for services with a value of $107,400 and paid professional fees of $22,688. We had interest expenses of $25. As a result, we had net loss of $134,235 for the nine months ended September 30, 2012.

Comparatively, for the nine months ended September 30, 2011, we had general and administrative expenses of $601, paid licensing fees of $4,650, and paid professional fees of $23,164. As a result, we had net loss of $28,035 for the nine months ended September 30, 2011.

LIQUIDITY

At September 30, 2012, we had total current assets of $0. At September 30, 2012, we had current liabilities of $107,400, for stock to be issued.

During the nine months ended September 30, 2012, we used $76,147 in our operating activities. The Company’s net loss of $134,235 was offset by non-cash item, stock to be issued, of $107,400 and a decrease of $75,333 in accounts payable and the line of credit, both of which were assumed by the Company’s former majority shareholders.

During the nine months ended September 30, 2011, we used $10,101 in our operating activities. During the nine months ended September 30, 2011, net losses of $28,035 were offset by an increase in accounts payable of $17,924.

During the nine months ended September 30, 2012 and 2011, we did not use or receive funds from any investing activities.

During the nine months ended September 30, 2012, the Company’s former majority shareholders assumed liabilities of $75,333. During the year ended September 30, 2011, we did not use or receive funds from financing activities.

Short Term

We currently have cash reserves of $0. If we are unable to generate enough revenue to cover our operational costs, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of the date hereof. No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

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

Need for Additional Financing

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $0, we have an operational budget of less than three months. If sales do not prove to be sufficient to cover our operational needs, we may have to seek loans or equity placements to cover such cash needs. We are dependent on our majority-shareholder Manu Kumaran to provide operational expenses.

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

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, Manu Kumaran, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended September 30, 2012. Based on the foregoing evaluation, Manu Kumaran has concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

FAIRWAY PROPERTIES, INC.
(Registrant)

Dated: November 19, 2012

By: /s/ Manu Kumaran

Manu Kumaran (Principal
Executive Officer and Principal
Accounting Officer)

