Form 10-Q/A
period 2012-06-30
MEDIENT STUDIOS, INC.
filed 2012-12-03
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

AMENDMENT 1 to

FORM 10Q

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

Large-accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

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

EXPLANATORY NOTE – AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 is to furnish the Interactive Data File exhibits pursuant to Rule 405 of Regulation S-T.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements       (Unaudited)

         Balance Sheets - June 30, 2012 and December 31, 2011 (Audited)

4

         Statements of Operations  -

                  Three and Six months ended June 30, 2012 and 2011 and

                  From September 10, 2007(Inception) to June 30, 2012

5

         Statements of Cash Flows -

                  Six months ended June 30, 2012 and

                  From September 10, 2007 (Inception) to June 30, 2012

6

         Statements of Changes in Shareholders' Deficit -

                   From September 10, 2007 (Inception) to June 30, 2012

7

         Notes to the Financial Statements

8

Item 2.  Management's Discussion and Analysis of Financial Condition

                  and Results of Operations

12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  - Not Applicable

16

Item 4.  Controls and Procedures

16

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - Not Applicable

18

Item 1A.  Risk Factors -  Not Applicable

18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

                  -Not Applicable

18

Item 3.  Defaults Upon Senior Securities - Not Applicable

18

Item 4.  Mine Safety Disclosure - Not Applicable

18

Item 5.  Other Information - Not Applicable

18

Item 6.  Exhibits

18

SIGNATURES

19

PART I

ITEM 1. FINANCIAL STATEMENTS

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash	$107	$814
Total Current Assets	107	814
Total Assets	$107	$814

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$59,579	$48,312
Credit Line	3,500	1,000
Total Current Liabilities	63,079	49,312

Stockholders' Equity
Common stock, $0.001 par value; 140,000,000 shares authorized, 1,404,000 and 1,404,000 shares issued and outstanding respectively	1,404	1,404
Additional paid-in capital	75,181	75,181
Deficit accumulated during the development stage	(139,557)	(125,083)
Total Stockholders' Equity	(62,972)	(48,498)
Total Liabilities and Stockholders' Equity	$107	$814

See the notes to these financial statements.

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	September 10, 2007 (Inception) Through June 30, 2012
Revenue:	$30	$90	$150	$320	$1,785

Operational expenses:
General and administrative expenses	152	39	194	74	12,879
Licensing fees	1,500	1,650	3,000	3,150	14,200
Professional fees	10,381	9,490	11,413	16,904	112,545
Total operational expenses	(12,033)	(11,179)	(14,607)	(20,128)	(139,624)

Other income (expense):
Interest income (expense)	(17)	0	(17)	0	(1,718)
Net loss	$(12,020)	$(11,089)	$(14,474)	$(19,808)	$(139,557)

Net loss per common share - basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common stock outstanding	1,404,000	1,404,000	1,404,000	1,404,000

See the notes to these financial statements.

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	September 30, 2007 (Inception) Through June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(14,474)	$(19,808)	$(139,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	-	6,835
Increase in assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	13,767	11,174	63,079
Net Cash Used by Operating Activities	(707)	(8,634)	(69,643)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	-	-	69,750
Proceeds from note payable, related party	-	-	25,000
Payment of note payable, related party	-	-	(25,000)
Net Cash Provided by Financing Activities	-	-	69,750

Net Increase in Cash	(707)	(8,634)	107

Cash and Cash Equivalents - Beginning of Period	814	11,322	-
Cash and Cash Equivalents - End of Period	$107	$2,688	$107

Supplemental Disclosure
Cash paid for interest	$-	$2	$-
Cash paid for income taxes	$-	$-	$-

See the notes to these financial statements.

FAIRWAY PROPERTIES, INC.

(A Development Stage Company)

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

FOR THE PERIOD OF SEPTEMBER 10, 2007 (INCEPTION) THROUGH JUNE 30, 2012

(Unaudited)

	Common Stock Number of Shares	Amount $.001 Par	Additional Paid-in Capital	Deficit Accum During Development Stage	Totals
Beginning Balance - September 10, 2007	-	$-	$-	$-	$-
Common stock issued to directors for services	485,802	486	-	-	486
Common stock issued for services	608,000	608	792	-	1,400
Net loss	-	-	-	(19,250)	(19,250)

Balance - December 31, 2007	1,093,802	1,094	792	(19,250)	(17,364)
Common stock issued to directors	11,448	11	-	-	11
Common stock issued for services	19,750	20	4,918	-	4,938
Common stock issued for cash	279,000	279	69,471	-	69,750
Net loss	-	-	-	(16,640)	(16,640)

Balance - December 31, 2008	1,404,000	1,404	75,181	(35,890)	40,695
Net loss	-	-	-	(2,633)	(2,633)

Balance - December 31, 2009	1,404,000	1,404	75,181	(38,523)	38,062
Net loss	-	-	-	(52,054)	(52,054)

Balance - December 31, 2010	1,404,000	1,404	75,181	(90,577)	(13,992)
Net loss	-	-	-	(34,506)	(34,506)

Balance - December 31, 2011	1,404,000	1,404	75,181	(125,083)	(48,498)
Net loss	-	-	-	(14,474)	(14,474)

Balance - June 30, 2012	1,404,000	$1,404	$75,181	$(139,557)	$(62,972)

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

	2012	2011
Deferred Tax Assets
Net operating loss carry forwards	$27,911	$25,017
Valuation allowance	-27,911	-25,017
Net deferred tax assets	$ 0	$ 0

At June 30, 2012 and at December 31, 2011, the Company had net operating loss carry forwards of approximately $139,557 and $125,083, respectively, for federal income tax purposes.  These carry forwards, if not utilized to offset taxable income, will begin to expire in 2028.

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

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

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

2011

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**  XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   December 3, 2012

FAIRWAY PROPERTIES, INC.

By:

/s/ Manu Kumaran

                Manu Kumaran

                Principal Executive Officer

                Principal Accounting Officer)

19