Form 10-K
period 2012-12-31
MEDIENT STUDIOS, INC.
filed 2013-04-16
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2012

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to _____________

Commission file number: 000-53835

MEDIENT STUDIOS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	41-2251802
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1800 N. Vine Street, Los Angeles, CA 90028

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:

(203-644-6996)

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

         Yes |X_| No ||

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

         Yes |X_| No |_

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. The market value of the registrant’s voting $.001 par value common stock held by non-affiliates of the registrant was approximately $0

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the registrant’s only class of common stock, as of April 16, 2013 was 36,481,551 shares of its $0.001 par value common stock.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules	65
SIGNATURES	67

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Medient Studios, Inc. ("Medient") plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause Medient's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of Medient to implement its business strategy; ability to obtain additional financing; Medient's operating history; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this document or in other of Medient's filings with the Securities and Exchange Commission. Medient is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

For further information about these and other risks, uncertainties and factors, please review the disclosure included in this report under Item 1A "Risk Factors."

PART I

ITEM 1. BUSINESS

About Medient Studios, Inc.

Medient Studios, Inc. (formerly Fairway Properties, Inc.), was incorporated on September 10, 2007 in the state of Nevada. The Company is on a calendar year-end.

Medient is a global film production and distribution company that primarily deals with the North America and India markets. Medient's management team has approximately 150 years of experience in the motion picture industry and is responsible for producing or financing more than 250 movies. To date, some 14 movies, two music acts and several hundred live performance shows have been produced under the Medient banner over the past 11 years.  The Company is in the process of significantly scaling up its operations, including its planned entry into the electronic games sector.

On August 28, 2012, certain majority shareholders who owned 1,083,000 restricted common shares of the registrant (representing approximately 77% of the issued and outstanding shares) sold those common shares to Mr. Manu Kumaran.

Under the share purchase agreement (“Agreement”), those certain shareholders received a total of $175,000, of which $50,000 was paid in cash and the remaining $125,000 was to be paid pursuant to a promissory note due December 31, 2012. The former shareholders assumed all outstanding payables in conjunction with the Agreement. This Agreement was extended to April 30, 2013 by mutual consent, and is the personal obligation of Mr. Kumaran.

On August 28, 2012, a change of control of the registrant was made when Mr. Kumaran acquired 1,083,000 common shares from selling shareholders, which represented 77.1% of the issued and outstanding common shares.  As a result of this acquisition, Mr. Kumaran became the majority shareholder of the registrant.

In connection with the change in control, Mr. Michael Murphy, the chief executive officer, treasurer, and director of the registrant, Mr. Sean Murphy, the president and director of the registrant, Mr. Darren Murphy, the secretary of the registrant, and Mr. Edward Sigmond, a director of the registrant, submitted their resignations from all positions.  The resignations became effective on September 30, 2012.

In connection with the change in control, Mr. Michael Murphy either paid or assumed responsibility for all outstanding liabilities as of August 28, 2012, so that Fairway Properties, Inc. was absolved of all prior outstanding liabilities.

On August 28, 2012, the board of directors appointed Mr. Kumaran as a director.  Upon the effective date of the resignations, Mr. Kumaran was appointed chief executive officer, chief financial officer, and secretary. On November 5, 2012, Messrs. Matthew Mellon and Joseph Giamichael were appointed to the board of directors.

On August 27, 2012, the board of directors of Fairway Properties, Inc. adopted a resolution approving an amendment to our Articles of Incorporation to:

- effectuate an increase one hundred forty million (140,000,000) shares of common stock, par value $0.001 per share, to five hundred million (500,000,000) shares of common stock, par value $0.001 per share;

- authorize the creation of fifty million (50,000,000) preferred shares; and

- change the name of the corporation to Medient Studios, Inc.

Fairway Properties, Inc. obtained the written consent of stockholders representing 77.14% of Fairway Properties, Inc.’s outstanding common stock as of August 25, 2012 approving an amendment to Fairway Properties, Inc.’s Articles of Incorporation to affect the above-mentioned corporate actions.  Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions became effective and a Certificate of Amendment to our Articles of Incorporation effectuating the corporate actions was filed with the Secretary of State for the State of Nevada twenty (20) days after the date the Information Statement was filed with the Securities and Exchange Commission and a copy was mailed to each of Fairway Properties, Inc.’s stockholders.

As of August 25, 2012, Fairway Properties, Inc.’s authorized capitalization consisted of 140,000,000 shares of common stock, of which 1,404,000 shares were issued and outstanding.

Each share of common stock of Fairway Properties, Inc. entitled its holder to one vote on each matter submitted to Fairway Properties, Inc.’s stockholders.  However, because the majority stockholders consented to the foregoing actions by resolution dated August 27, 2012, in lieu of a special meeting in accordance with Section 78.320 of the Nevada Revised Statutes and because the majority stockholders had sufficient voting power to approve such actions through their ownership of common stock, no other stockholder votes were required to effect these changes.

The purpose of the increase in common stock is to increase the number of common shares available for issuance to investors who agree to provide the Company with the funding it requires to continue its operations, and/or to persons in connection with potential acquisition transactions, warrant or option exercises and other transactions under which the Company’s board of directors may determine is in the best interest of the

Company and its stockholders to issue shares of common stock.  The increase in authorized common stock will not have any immediate effect on the rights of existing stockholders, but may have a dilutive effect on existing stockholders when additional shares are issued.

The Creation of Preferred Stock

The board of directors approved an amendment to further the Company’s best interest to have authorized but unissued fifty million (50,000,000) preferred shares available in order to provide (a) flexibility for future corporate action; (b) to further the Company’s best interest in order to raise additional capital and to be used for corporate opportunities; and (c) the need to issue shares of preferred stock or securities convertible into common stock in connection with strategic corporate transactions, acquisitions, and other business arrangements and corporate purposes, is desirable to avoid repeated separate amendments to the Company’s Articles of Incorporation and the delay and expense incurred in amending the Articles of Incorporation.

Change of the name of Fairway Properties, Inc. to Medient Studios, Inc. to more accurately reflect the business of Fairway Properties, Inc.

Due to the change in the nature of Fairway Properties, Inc.’s business, the name of Fairway Properties, Inc. no longer represents the Company’s business.  Changing its name will not have any effect on the Company’s corporate status.  In the future, all new stock certificates will be issued bearing the new name.

On November 26, 2012, The Company acquired Kumaran Holding, LLC (“KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion picture rights on a global basis.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the twelve months ended December 31, 2012 and 2011 respectively have been made.

The Company currently does not have any subsidiaries, but anticipates when it does, will consolidate its subsidiaries in accordance with ASC 810, “ Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

Investments in subsidiaries, that the Company may acquire, where it has a controlling interest, will be reported using the equity method.  For those businesses that the Company acquires and does not have a controlling interest, they will be accounted through the Non-Controlling Interest method.

Employees

The Company has begun initial operations. We have 15 employees at the present time.  Currently, the executive officers of the Company are not receiving salaries.

STRATEGY AND SALES SUMMARY

STRATEGY

In the opinion of the Company and its management team:

The two key developments in the film industry over the last 5years have been :

a.

The shift in focus of the major studios to sci-fi fantasy action adventure films at budget ranges over $150M

b.

The overhaul in the home viewing market place with the rapid and steep decline of the DVD market and the rise of the video on demand market.

These two rather unconnected shifts have combined to drastically reduce the number of independently (non studio) financed feature films for theatrical release. However, global demand for films continues to grow at a significant pace. The opening up of the Chinese market to foreign films in 2012 has further strengthened the industry.

Medient plans to build the studio facility in Effingham, Georgia to create high quality theatrical films for global audiences at the minimum possible cost.

In addition to statutory tax credit and the like, the State of Georgia and the Effingham County have offered Medient substantial cash and non-cash support which will further offset the costs of production.

In summary Medient will:

-- Build a studio and campus that has the capability to produce movies and electronic games. This facility will become home to sound stages, offices, and the Company’s employees.

--  "In-Source" content creation and key elements of the production process.

-- Apply production efficiencies utilizing full time Company crews and film production equipment

-- Deliver well-crafted genre specific stories that will entertain audiences in various languages on a global scale.

SALES SUMMARY

The Company, and the film rights that it has acquired, have a number of domestic and international sales distribution agreements.  These film distribution and exploitation agreements are with companies such as Universal Pictures Visual Programming Limited, Magnolia Pictures (a Wagner/Cuban Company), Atlas Films, and others.  The Company intends to utilize these relationships, and others, to maximize the commercialization of its film productions.

STORAGE 24

Storage 24 is a horror genre movie.   Directed by Johannes Roberts, and starring Noel Clarke, the movie was filmed in London, England, by Medient Unstoppable Limited.  The rights to Storage 24 were acquired by the Company on October 18, 2012.

There are executed distribution agreements for theatrical and video on demand with a number of international distributors, including Universal Pictures Visual Programming Limited, CN Entertainment, IPA Asia Pacific, and domestically with Magnolia Pictures.

YELLOW

Yellow is a drama that was written and directed by Nick Cassavetes, and stars Heather Wahlquist, Ray Liotta, Sienna Miller, and others, and was filmed in the United States by Yellow OK, LLC.  The rights to Yellow were acquired by the Company on October 18, 2012.

The movie had its world premiere at the Toronto International Film Festival in the fourth quarter of 2012, and has been screened at several prestigious festivals around the world including the Tokyo International Film Festival and the South by Southwest Film Conference & Festival in Austin, Texas. The Company has appointed Atlas Films to act as international sales agent and with Jeff Berg and ICM acting jointly as sales agent for domestic distribution.

COMPETITION, MARKETS AND REGULATION

Competition

The Company competes both domestically and internationally for the exploitation and commercialization of theatrical films, DVD and on-demand sales, cable and television rights, and other forms of intellectual property.  Its competitors range from small independent film producers to well financed established film studios, such as Lionsgate, Sony, and Disney.

Markets

The Company’s target market is domestic and international film distributors, as well as domestic and international film theater patrons.

CURRENT OPERATIONAL STATUS

On November 26, 2012, The Company acquired Kumaran Holding, LLC (“KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion pictures on a global basis. The founder of KH, Mr. Manu Kumaran, (who is also the majority shareholder of the Company), has personally produced over 19 films in four languages.  The Company’s first film rights acquisition, Storage 24, was filmed and produced in the United Kingdom.  Storage 24 has been and continues to be distributed globally, and was world premiered in London by Universal Pictures Visual Programming Limited.  The Company's second major film rights purchase, Yellow, was written and directed by Nick Cassavetes, the director of The Notebook and My Sister’s Keeper.  Yellow was filmed in the United States, and the film world premiered in September 2012 at the Toronto International Film Festival. The Company is currently reviewing dates for the film’s domestic and international releases. The Company’s business plan is to maximize the revenue earned from these wholly owned film rights, along with the production, distribution, and marketing of new theatrical quality film productions.

ITEM 1A. RISK FACTORS

GENERAL BUSINESS RISK FACTORS

COMPANY RISK FACTORS

Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this filing, before purchasing any of the shares of the Company’s common stock.

1.  We incorporated and now operate the Company during challenging general economic conditions.

The film industry has suffered difficult times over the past several years. Sales of DVDs have dropped dramatically, therefore making it more difficult for film productions to obtain necessary financing and exploitation revenues.

2.  We have a lack of revenue history and have a limited performance history.

Our predecessor company incorporated on September 10, 2007 for the purpose of engaging in any lawful business and has since adopted a plan to produce, market, and distribute theatrical quality film rights. We have had only nominal revenues since incorporation and only subsequent to December 31, 2009.

Such revenue has not been enough to support operations. We are not profitable and the business effort is considered to be in an early stage. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

3.  We can give no assurance of success or profitability.

There is no assurance that we will ever operate profitably. There is no assurance that we will generate profits or that the market price of our common stock will be increased thereby.

 4.  We may have a shortage of working capital in the future, which could jeopardize our ability to carry out our business plan.

Our capital needs consist primarily of expenses related to development, producing, financing and marketing costs for film productions, and site location for construction and operation of a film studio complex.

Our business requires substantial investments of capital. The development, production, financing, acquisition and distribution of motion pictures require a significant amount of capital. A significant amount of time may elapse between our expenditure of funds and the receipt of commercial revenues or tax credits (or the like) derived from the production and exploitation of our motion pictures. This time lapse requires us to fund a significant portion of our capital requirements from various financing sources. We cannot be certain that we can continue to successfully implement these financing arrangements or that we will not be subject to substantial financial risks relating to the development, production, financing, acquisition and release of future motion pictures. We currently employ a variety of financial structuring techniques, including debt or equity financing, in efforts to achieve our investment objectives. We cannot be certain that we will be able to negotiate structures that accomplish our objectives. We intend to increase (through internal growth or acquisition) our production slate and our production budgets, and, if we do, we will be required to increase overhead and/or make larger up-front payments to talent and, consequently, bear greater financial risks. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

Our ultimate success depends upon our ability to generate revenue. If we are unable to generate sufficient revenues, we may need to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of or access to additional capital and will not do so until we determine a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

5.   The costs of producing and marketing feature films have steadily increased and may further increase in the future, making it more difficult for a film to generate a profit or compete against other films..

6.   Budget overruns may adversely affect our business. Our business model requires that we be efficient in the production of our motion pictures. Actual motion picture production costs often exceed their budgets, sometimes significantly. The production, completion and distribution of motion pictures are subject to a number of uncertainties, including delays and increased expenditures due to creative differences among key cast members and other key creative personnel or other disruptions or events beyond our control. Risks such as death or disability of star performers, technical complications with special effects or other aspects of production, shortages of necessary equipment, damage to film negatives, master tapes and recordings or adverse weather conditions may cause cost overruns and delay or frustrate completion of a production. If a motion picture incurs substantial budget overruns, we may have to seek additional financing from outside sources to complete production, which may not be available on suitable terms. We cannot assure investors that such financing on terms acceptable to us will be available, and the lack of such financing could have a material adverse effect on our business, results of operations and financial condition.

In addition, if a motion picture production incurs substantial budget overruns, we cannot assure investors that we will recoup these costs, which could have a material adverse effect on our business, results of operations and financial condition. Increased costs incurred with respect to a particular film may result in any such film not being ready for release at the intended time and the postponement to a potentially less favorable time, all of which could cause a decline in box office performance, and, thus, the overall financial success of such film. Budget overruns could also prevent a picture from being completed or released. Any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

7.  We intend to produce additional theatrical quality films.

Part of our operational plan is to produce additional theatrical quality films. Successful implementation of this strategy depends on our ability to identify suitable film projects, acquire the script or intellectual property rights on acceptable terms and implement its production and exploitation. In pursuing film project opportunities, we compete with other companies with similar strategies. Competition for film projects may result in increased prices of film projects and a diminished pool of film projects available for acquisition. We have acquired or optioned a number of scripts or film projects.

Additional acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired projects and possible failure to retain key acquired personnel. Any acquired project or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

There can be no assurance that we will be successful in identifying and evaluating additional suitable business opportunities or in concluding a film project. There is no assurance we will be able to negotiate the acquisition of a script or film project on terms favorable, if at all.

8.  We may in the future issue more shares which could cause a loss of control by our present management and current stockholders.

We may issue further shares as consideration for the cash or assets or services out of our authorized, but unissued, common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace our management at that time. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by our current shareholders, which could present significant risks to investors.

9.  Our officers and directors are significant shareholders of the Company. As such there is a possibility of them controlling the Company to the detriment of outsiders.  None of the officers or directors of the Company are relatives.

10.  We have agreed to indemnification of officers and directors as is provided by Nevada Statute.  Nevada Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities the Company’s behalf. The Company will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

11.  Our success depends on certain key employees.

Our success depends to a significant extent on the performance of a number of senior management and other key employees, including production and creative personnel. We particularly depend upon our Chief Executive Officer, Mr. Kumaran.  As a result, our success depends to a significant extent on Mr. Kumaran’s creative and business decisions regarding the motion pictures we develop, acquire, produce and distribute.

We do not currently have “key person” insurance on the lives of any of our officers or directors. In addition, competition for the limited number of business, production and creative personnel necessary to create and distribute our intellectual property is intense and may grow in the future. Our inability to retain or successfully replace where necessary members of our senior management and other key employees could have a material adverse effect on our business, results of operations and financial condition.

12.   Our revenues and results of operations may fluctuate significantly.  Revenues and results of operations are difficult to predict and depend on a variety of factors. Our revenues and results of operations depend significantly upon the performance of the motion pictures that we license for distribution, which we cannot predict with certainty. Accordingly, our revenues and results of operations may fluctuate significantly from period to period, and the results of any one period may not be indicative of the results for any future periods. Furthermore, largely as a result of these predictive difficulties, we may not be able to achieve the earnings projected by any analysts that follow our stock.

13.   Accounting practices used in our industry may accentuate fluctuations in operating results. In addition to the cyclical nature of the entertainment industry, industry accounting practices may accentuate fluctuations in our operating results. In accordance with U.S. generally accepted accounting principles and industry practice, we amortize film costs using the “individual-film-forecast” method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year’s revenue bears to management’s estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. The majority of a film’s costs are generally amortized within three years of the picture's initial release.

Ultimate revenue includes estimates over a period not to exceed ten years following the date of initial release. Film costs are stated at the lower of amortized cost or the film’s estimated fair value. Individual film costs are reviewed on a title-by-title basis, when an event or change in circumstances indicates that the fair value of a film is less than its unamortized cost. The fair value of the film is determined using management’s future discounted revenue and cost estimates. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management’s future revenue estimates.

14.   We depend on a limited number of projects, and the loss or failure of a major project could have a material adverse effect on our business. Our revenue is generated from a limited number of film rights, currently principally Storage 24 and Yellow. Films that we develop, finance, or license for distribution vary due to the opportunities available to us and to targeted audience response, both of which are unpredictable and subject to change. The loss or failure of a major project could have a material adverse effect on our results of operations and financial condition as well as on the market price of our securities. We cannot assure that any project we undertake or participate in will be successful.

15.   We rely upon pre-sales, advances and guarantees. We attempt to minimize some of the financial risks normally associated with motion picture production by obtaining, at various stages prior to release of our motion pictures, advances and guarantees from distributors in exchange for distribution rights to such pictures in particular territories. Advances and guarantees paid by a distributor for distribution rights to a film generally represent a minimum purchase price for such rights. While advances and guarantees reduce some of the financial risk of our motion pictures, they do not assure the profitability of our motion pictures or our Company's operations and, it may also result in our receiving lower revenues with respect to successful films.

16.   We rely on tax preference and tax credit transactions and similar programs for a substantial portion of our revenues and recovery of film costs. The film rights we acquired received substantial money as revenues and recovery of investments in motion picture production and distribution costs from tax preference and tax credit transactions in the United States and other countries. We cannot be certain that such revenues and cost recoveries will be available to us in future periods. These benefits accrue pursuant principally by means of statutes in various states in the U.S.,  the United Kingdom and other countries, which could be repealed or amended based on general income tax considerations or political changes. We are aware of no such changes proposed or threatened at the present time.

17.   We have a limited operating history.

Our predecessor company was formed in 2007, and later acquired its motion picture rights in November 2012. Although our predecessor company has a more extensive operating history, our immediate listing predecessor began operations in its current form and business strategy in 2007.

18.   We currently lack a credit facility.

We do not have any credit facility with respect to financing development, production and exploitation of our motion pictures. We have primarily depended upon financing arrangements tied to specific motion pictures for the funding of our film rights acquisitions. We cannot assure investors that we can secure a credit facility or that, if we secure a credit facility, the terms will be favorable to us. Without a credit facility, we will not have the same flexibility with our financing arrangements as some of our competitors and will need to continue to rely upon financing arrangements tied to specific motion pictures for the funding of our productions and the exploitation thereof.

19.   Our success depends on the commercial success of motion pictures, which is unpredictable. Operating in the motion picture industry involves a substantial degree of risk. Each motion picture is an individual artistic work, and inherently unpredictable audience reactions primarily determine commercial success. Generally, the popularity of our motion pictures depends on many factors, including public reception, the formats of their initial releases, for example, theatrical or direct-to-video, the actors and other key talent, their genre and their specific subject matter. The commercial success of our motion pictures also depends upon the quality and acceptance of motion pictures that our competitors release into the marketplace at or near the same time, critical reviews, the availability of alternative forms of entertainment and leisure activities, general economic conditions and other tangible and intangible factors, many of which we do not control and all of which may change. We cannot predict the future effects of these factors with certainty, any of which factors could have a material adverse effect on our business, results of operations and financial condition.

In addition, because a motion picture’s performance in ancillary markets, such as DVD sales, on demand and network television, is often directly related to its box office performance or television ratings, poor box office results or poor television ratings may negatively affect future revenue streams. Our success will depend on the experience and judgment of our management to select and develop new investment and production opportunities. We cannot assure investors that our motion pictures will obtain favorable reviews or ratings, or that our motion pictures will perform well at the box office or in ancillary markets. The failure to achieve any of the foregoing could have a material adverse effect on our business, results of operations and financial condition.

20.   Changes in the United States, global or regional economic conditions could adversely affect the profitability of our business. The current decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect demand for our films, thus reducing our revenue and earnings. A decline in economic conditions could reduce performance of our theatrical, television and home entertainment releases. In addition, an increase in consumer costs generally, or consumer costs in a particular sector of the entertainment industry, could result in a shift in consumer demand away from the entertainment we offer, which could also adversely affect our revenues and, at the same time, increase our costs.

 21.   Distributors’ failure to promote our films may adversely affect our business. Licensed distributors’ decisions regarding the timing of release and promotional support of our motion pictures and related products are important in determining the success of these pictures and products. We do not control the timing and manner in which our licensed distributors distribute our motion pictures. Any decision by those distributors not to distribute or promote one of our motion pictures or related products or to promote our competitors’ motion pictures or related products to a greater extent than they promote ours could have a material adverse effect on our business, results of operations and financial condition.

22.   We could be adversely affected by strikes, potential strikes or other union job actions. We directly or indirectly depend upon highly specialized union members who are essential to the production of motion pictures. A strike by, or a lockout of, one or more of the unions that provide personnel essential to the production of motion pictures could delay or halt our ongoing production activities.

Almost all financing of the production of motion pictures by independent production companies involves third parties providing film production completion bonds to guarantee the repayment of the financings upon the abandonment of production if certain conditions are met. Such film completion bonds do not provide for the repayment of the financing if a production is abandoned due to a strike. Without such waivers and in view of a potential strike, there may be dramatically less financing of the production of motion pictures by independent production companies as it will be difficult or impossible to obtain a film production completion bond, and it may be too risky to start films where production could be interrupted by a strike.

23.   We are smaller and less diversified than many of our competitors. As an independent distributor and producer, we constantly compete with major U.S. and international studios and independent producers and distributors. Most of the major U.S. studios are part of large diversified corporate groups with a variety of other operations, including television networks and cable channels, which can provide both the means of distributing their products and stable sources of earnings that may allow them better to offset fluctuations in the financial performance of their motion picture operations. In addition, the major studios and larger independent producers and distributors have more resources with which to compete for ideas, storylines and scripts created by third parties as well as for actors, directors and other personnel required for production. The resources of the major studios and larger independent producers and distributors may also give them an advantage in acquiring other businesses or assets, including film libraries, that we might also be interested in acquiring. Our inability to compete successfully could have a material adverse effect on our business, results of operations and financial condition.

24.   The motion picture industry is highly competitive and at times may create an oversupply of motion pictures in the market. The number of motion pictures released by our competitors may create an oversupply of product in the market, reduce our share of box office receipts and make it more difficult for our films to succeed commercially.

Oversupply may become most pronounced during peak release times, such as school holidays and national holidays, when theater attendance is expected to be highest. For this reason, and because of our more limited production and advertising budgets, generally provided by third-party distributors, we typically do not release our films during peak release times, which may also reduce our potential revenues for a particular release. Moreover, we cannot guarantee that we can release all of our films when they are otherwise scheduled. In addition to production or other delays that might cause us to alter our release schedule, a change in the schedule of a major studio may force us to alter the release date of a film because we cannot always compete with a major studio’s larger promotion campaign. Any such change could adversely impact a film’s financial performance. In addition, if we cannot change our schedule after such a change by a major studio because we are too close to the release date, the major studio’s release and its typically larger promotion budget may adversely impact the financial performance of our film. The foregoing could have a material adverse effect on our business, results of operations and financial condition.

25.   DVD sales have been declining, which may adversely affect our growth prospects and results of operations.  Several factors, including weakening economic conditions, the deteriorating financial condition of major retailers, the maturation of the DVD format, increasing competition for consumer discretionary spending and leisure time, piracy and increased competition for retailer shelf space, are contributing to an industry-wide decline in DVD sales both domestically and internationally. The high definition format war between the HD DVD and Blu-ray formats ended in February 2008 with Toshiba Corporation’s announcement of its decision to discontinue its HD DVD businesses; however, reduced consumer discretionary spending in a challenging economic environment, may slow widespread adoption of the Blu-ray format or lead consumers to forego adopting a high definition DVD format altogether, which would adversely affect DVD sales. DVD sales also may be negatively affected as consumers increasingly shift from consuming physical entertainment products to digital forms of entertainment. The motion picture industry faces a challenge in managing the transition from physical to electronic formats in a manner that continues to support the current DVD business and its relationships with large retail customers and yet meets the growing consumer demand for delivery of motion pictures in a variety of electronic formats. We cannot assure investors that home video wholesale prices can be maintained at current levels, due to aggressive retail pricing, digital competition and other factors. In addition, in the event of a protracted economic downturn, reduced consumer discretionary spending could lead to further declines in DVD sales. A decline in DVD sales may have a disproportionate effect on us and our results of operations as a number of our releases only have a limited theatrical release.

26.   Protecting and defending against intellectual property claims may have a material adverse effect on our business.  Our ability to compete depends, in part, upon successful protection of our intellectual property. We do not have the financial resources to protect our rights to the same extent as major studios. We are not a member of the Motion Picture Association of America (“MPAA”) as are the major studios and as a result we cannot rely on MPAA resources to prevent piracy and copyright infringements. We attempt to protect proprietary and intellectual property rights to our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute our products in other countries in which there may be no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on our business, results of operations and financial condition.

Litigation may also be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and the diversion of resources and could have a material adverse effect on our business, results of operations and financial condition. We cannot assure investors that infringement or invalidity claims will not materially adversely affect our business, results of operations and financial condition. Regardless of the validity or the success of the assertion of these claims, we could incur significant costs and diversion of resources in enforcing our intellectual property rights or in defending against such claims, which could have a material adverse effect on our business, results of operations and financial condition.

27.   Others may assert intellectual property infringement claims against us.  One of the risks of the film production business is the possibility that others may claim that our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We may receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, we could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on our business, financial condition or results of operations. If any claims or actions are asserted against us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot assure, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

 28.   Piracy of motion pictures, including digital and internet piracy may reduce the gross receipts from the exploitation of our films.  Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats. This trend facilitates the creation, transmission and sharing of high quality unauthorized copies of motion pictures in theatrical release, on videotapes and DVDs, from pay-per-view through set top boxes and other devices and through unlicensed broadcasts on free television and the internet. The proliferation of unauthorized copies of these products has had and will likely continue to have an adverse effect on our business, because these unauthorized pirated copies reduce the revenue we receive from our products. Additionally, to contain this problem, we may have to implement elaborate and costly security and anti-piracy measures, which could result in significant expenses and losses of revenue. We cannot assure investors that even the highest levels of security and anti-piracy measures will prevent piracy.

In particular, unauthorized copying and piracy are prevalent in countries outside of the United States, Canada and Western Europe, whose legal systems may make it difficult for us to enforce our intellectual property rights. While the U.S. government has publicly considered implementing trade sanctions against specific countries that, in its opinion, do not make appropriate efforts to prevent copyright infringements of U.S. produced motion pictures, we cannot assure investors that any such sanctions will be enacted or, if enacted, will be effective. In addition, if enacted, such sanctions could impact the amount of revenue that we realize from the international exploitation of motion pictures. If no embargoes or sanctions are enacted, or if other measures are not taken, we may lose revenue as a result of motion picture piracy.

29.   There is a potential for disputes and litigation in the motion picture business.  There are risks of disputes and litigation with financiers, competitors, unions, producers and other talent, and with distributors. We cannot assure investors that we will prevail in the event of any disputes or litigation.

 30.  Mr. Kumaran, our CEO, has preferred shares with 100 for one voting rights.  He has the ability to control and make corporate decisions and investors will have limited ability to affect corporate decisions.

31.  The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.  We are a "penny stock" company. Our common stock trades on the OTCQB Market and are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of investors to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

32.  We will pay no foreseeable dividends in the future.  We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

33.  Our shareholders may suffer future dilution due to issuances of shares for various considerations in the future.  There may be substantial dilution to our shareholders as a result of future decisions of the board of directors to issue shares without shareholder approval for cash, services, or acquisitions.

34.  Medient's stock will in all likelihood be thinly traded and as a result an investor may be unable to sell at or near ask prices or at all if the investor needs to liquidate shares.  The shares of Medient's common stock is thinly-traded in the OTCQB, meaning that the number of persons interested in purchasing Medient's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that Medient is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if Medient came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as Medient or purchase or recommend the purchase of any of Medient's securities until such time as Medient becomes more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in Medient's securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on securities price. The Company cannot give an investor any assurance that a broader or more active public trading market for Medient's common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, Medient can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of Medient.

35.  Trading in our shares in the public market will most likely be volatile because of factors beyond our control. There can be no assurance that our shares will continue to be quoted on the OTCQB or that if they are, there will be an active trading market for the shares. Accordingly, it could be difficult for holders of our common stock to liquidate their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our executive offices are located at 1800 N. Vine Street, Los Angeles, CA 90028.  The Company occupies postproduction facilities and offices, and is not charged rent.

ITEM 3. LEGAL PROCEEDINGS

Medient anticipates that it (including any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and Medient cannot assure that their ultimate disposition will not have a materially adverse effect on Medient's business, financial condition, cash flows or results of operations. As of the filing of this document, we are not a party to any pending legal proceedings, nor are we aware of any civil proceeding or government authority contemplating any legal proceeding.

ITEM 4. MINING SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public trading market for the common stock. On March 18, 2011, the Company's common stock was accepted for trading by FINRA on the OTCQB and was assigned the symbol is "FRYP" on the OTCQB. On October 17, 2012, the name and symbol change was effected to “Medient Studios, Inc.” and the symbol “MDNT.”

The following table sets forth the range of high and low sales prices for the Company's common stock for each of the fiscal quarters for the past year as reported on the OTC Markets' OTCQB and the OTC Bulletin Board. These prices represent inter-dealer prices without adjustments for mark-up, markdown, or commission and do not necessarily reflect actual transactions.

	High	Low
Year Ended December 31, 2012
First quarter	$ -	$ -
Second quarter	-	-
Third quarter	1.01	0.55
Fourth quarter	1.50	0.42

Holders

As of April 16, 2013, we have approximately 89 shareholders of record of our common stock.

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

On October 24, 2012, the Company issued 179,000 restricted shares to members of the former management team as consultant fees.

On October 24, the Company issued 150,000 restricted shares to Mr. Matthew Mellon, and 100,000 restricted shares to Mr. Joseph Giamichael as compensation for directors fees.

On November 26, 2012, the Company issued 23,375,000 restricted common shares and 10,000,000 preferred shares pursuant to the terms of the Kumaran Holding, LLC securities purchase and sales agreement.

On December 4, 2012, the Company issued 3,250,000 common shares to Mr. Pankaj Rajani and assignees in exchange for the conversion of  $1,300,000 of liabilities.

On January 9, 2013, and February 6, 2013, the Company issued a total of 2,500,000 common shares to Prime Focus and assignees, in exchange for the conversion of $1,000,000 of liabilities.

On March 19, 2013 the Company issued a total of 2,898,551 of common shares to Circle West in exchange for the conversion of $2,000,000 of liabilities.

On April 11, 2013, the Company issued 2,625,000 shares that were remaining to be issued as per the Kumaran Holding, LLC acquisition agreement.

Issuer Purchases of Equity Securities

The registrant did not repurchase any shares of its common stock during the years ended December 31, 2012 or 2011.

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

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012 and 2011 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

PLAN OF OPERATIONS

Plan of Operations

The Company intends to build and operate a movie studio, entertainment facility and campus on the approximately 1,500 acre property currently owned by the Effingham County Industrial Development Authority in Georgia.  We have executed a memorandum of understanding with them, in which we will have beneficial ownership of the property and an option to purchase legal title to the property.

Facilities will include the studios, housing, cinema and electronic games experiences with large areas providing both recreational and retailing services to the general public. Once complete the studio will be the largest movie production facility anywhere in the world outside of Asia.

The plan is ready for submission to Effingham County for formal approvals and construction is expected to commence this summer. Medient management have relocated to Savannah, GA, to complete due diligence, for ongoing negotiations and for sourcing vendors for the project.

RESULTS OF OPERATIONS

For the year ended December 31, 2012, we earned revenues of $3,267,825.  We spent $156,960 in commissions and fees, and $2,658,647 for the amortization of film assets, earning a gross margin of $452,218.  We had depreciation expenses of $31, general and administrative expenses of $191,955, and licensing fees of $4,000.  We spent $25,000 on a settlement, $79,688 on professional fees, and $227,400 on stock for services.  We had an interest expense of $41,774.  As a result, we had a net loss of $117,630 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, we earned revenues of $500.  We had general and administrative expenses of $778, paid licensing fees of $6,000, and professional fees of $28,228.  As a result, we had a net loss of $34,506 for the year ended December 31, 2011.  The increase in net loss between the year ended December 31, 2011 and 2012 is primarily due to increased operations in 2012.

For the year ended December 31, 2012, we issued common stock for services with a value of $227,400, paid depreciation expenses of $31, and paid $2,658,647 for the amortization of film costs.  We issued $30,000 in stock for film assets.  We had an increase in accounts receivable of $500, an increase in accounts receivable from related parties of $3,267,825, and paid $19,988,602 for the acquisition of film rights.  We paid $198,736 for the capitalization of additions to film costs, and had an increase in accounts payable to related parties of $486,905.  We had an increase in accrued liabilities of $35,000, an increase in accounts payable to related parties of $171,910, and an increase in stock to be issued of $30,000.  We had $190,321 in accrued interest on loans, and a decrease in our line of credit of $1,000.  As a result, we had net cash used by operating activities of $19,819,765 for the year ended December 31, 2012.

Comparatively, for the year ended December 31, 2011, we had an increase in accounts payable to related parties of $23,998.  As a result, we had net cash used by operating activities of $10,508 for the year ended December 31, 2011.  We had not commenced operations until 2012.

LIQUIDITY

For the year ended December 31, 2012, we purchased fixed assets for $19,000 and capitalized preacquisition costs of $74,872.  As a result, we had net cash used in investing activities of $93,872 for the year ended December 31, 2012.  We did not pursue any investing activities for the year ended December 31, 2011.

For the year ended December 31, 2012, we assumed $7,725,000 in liabilities in acquisition.  We issued $10,000,000 preferred shares for acquisition, and issued 2,112,951 common shares for acquisition.  As a result, we had net cash provided by financing activities of $19,837,951 for the year ended December 31, 2012.  We did not pursue any financing activities for the year ended December 31, 2011.

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2012, and for each of the years in the two-year period then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

Capital Resources

We have common stock and preferred stock as our capital resources.

We have no material commitments for capital expenditures within the next year, however, we intend to incur significant expenses and capital expenditure as part of our business plan.

Need for Additional Financing

We do not have capital sufficient to meet our cash needs on a long-term basis. Based on our current cash reserves of $0 at December 31, 2012, we have an operational budget of less than one year.  As this is not sufficient to cover our operational needs, we will have to seek loans or equity placements to cover such cash needs. We are currently dependent on our majority-shareholder Mr. Kumaran to provide working capital to sustain operations.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred or if needed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Medient's operations do not employ financial instruments or derivatives which are market sensitive. Short-term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate any significant interest income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Medient Studios, Inc.

Index to

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Medient Studios, Inc.

Los Angeles, California

We have audited the accompanying balance sheet of Medient Studios, Inc. (the “Company”) as of December 31, 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medient Studios, Inc. and subsidiaries as of December 31, 2012, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1, the Company will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.   These conditions raise substantial doubt about the Company’s ability to continue as a going concern.   Management’s plans in regard to these matters are also described in Note 1.   The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

The Hall Group, CPAs

Dallas, Texas

April 15, 2013

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Medient Studios, Inc.

(Formerly Fairway Properties, Inc.)

Denver, Colorado

I have audited the accompanying balance sheet of Medient Studios, Inc. (formerly Fairway Properties, Inc.) as of December 31, 2011, and the related  statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medient Studios, Inc. (formerly Fairway Properties, Inc.) as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements the Company has suffered losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

May 2, 2012

RONALD R. CHADWICK, P.C.

MEDIENT STUDIOS, INC.

(Formerly Fairway Properties, Inc.)

BALANCE SHEETS

AS OF DECEMBER 2012 and 2011

	December 31, 2012	December 31, 2011
Assets
Current Assets:
Cash	$ 0	$ 814
Other Current Assets:
Accounts Receivable	500	0
Accounts Receivable - Related Party	3,267,825	0
Total Current Assets	3,268,325	814

Film Costs:
Yellow, Net of Accumulated Amortization of $0	$14,653,173	0
Storage 24, Net of Accum. Amortization of $2,658,647	2,841,353	0
Films in Production	34,000	0
Total Film Costs	17,528,526	0

Fixed Assets:
Capitalized Preacquisition Costs	72,872	0
Equipment	19,000	0
Less: Accumulated Depreciation	(31)	0
Total Fixed Assets	91,841	0
Total Assets	$20,888,692	$814

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$171,910	$0
Accounts Payable - Related Party	486,905	0
Notes Payable	6,040,000	48,312
Settlement Payable	385,000	0
Credit Line	0	1,000
Stock to be Issued	30,000	0
Accrued Interest	190,321	0
Accrued Expenses	35,000	0
Total Liabilities (All Current)	7,339,136	49,312

MEDIENT STUDIOS, INC.

(Formerly Fairway Properties, Inc.)

BALANCE SHEETS

AS OF DECEMBER 2012 and 2011

(Continued from previous page)

Stockholders' Equity (Deficit)
Preferred Stock, 50,000,000 shares authorized, 10,000,000 and 0 Issued and Outstanding, Respectively	10,000,000	0
Common stock, $0.001 par value; 500,000,000 shares authorized, 28,458,000 and 1,404,000 shares issued and outstanding, respectively	28,458	1,404
Additional Paid-in Capital	3,763,811	75,181
Deficit accumulated during the development stage	(259,318)	(125,083)
Retained earnings	16,605	0
Total Stockholders' Equity (Deficit)	13,549,556	(48,498)
Total Liabilities and Stockholders' Equity	$20,888,692	$814

See the notes to these financial statements.

MEDIENT STUDIOS, INC.

(Formerly Fairway Properties, Inc.)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year Ended December 31, 2012	Year Ended December 31, 2011
Revenue:	$3,267,825	$500

Cost of Sales:
Commissions and Fees	156,960	0
Amortization of Film Asset	2,658,647	0
Total cost of sales	2,815,607	0
Gross Margin	452,218	500

Operating Expense:
Depreciation expense	31	0
General and administrative expenses	191,955	778
Licensing fees	4,000	6,000
Settlement	25,000	0
Professional fees	79,688	28,228
Stock for services	227,400	0
Total operating expenses	528,074	35,006

Other Expense:
Interest expense	41,774	0

Net (Loss)	$(117,630)	$(34,506)

Earnings per share information:
Net loss per common share, basic and fully diluted	$(0.03)	$(0.02)
Weighted average number of common stock outstanding, basic and diluted	3,958,773	1,404,000

See the notes to these financial statements.

MEDIENT STUDIOS, INC.

(Formerly Fairway Properties, Inc.)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 10, 2007 (INCEPTION) THROUGH DECEMBER 31, 2012

	Preferred Stock Number of shares	Preferred stock $1.00 par	Common stock number of shares	Common stock $.001 par	Additional Paid-in Capital	Deficit Accum During Development Stage	Retained earnings	Total
Beginning Balance - September 10, 2007	-	$-	-	$-	$-	$-	$-	$-
Common stock issued to directors for services	-	-	485,802	486	-	-	-	486
Common stock issued for services	-	-	608,000	608	792	-	-	1,400
Net loss	-	-	-	-	-	(19,250)	-	(19,250)
Balance - December 31, 2007	-	-	1,093,802	1,094	792	(19,250)	-	(17,364)
Common stock issued to directors	-	-	11,448	11	-	-	-	11
Common stock issued for services	-	-	19,750	20	4,918	-	-	4,938
Common stock issued for cash	-	-	279,000	279	69,471	-	-	69,750
Net loss	-	-	-	-	-	(16,640)	-	(16,640)
Balance - December 31, 2008	-	-	1,404,000	1,404	75,181	(35,890)	-	40,695
Net loss	-	-	-	-	-	(2,633)	-	(2,633)
Balance - December 31, 2009	-	-	1,404,000	1,404	75,181	(38,523)	-	38,062
Net loss	-	-	-	-	-	(52,054)	-	(52,054)
Balance - December 31, 2010	-	-	1,404,000	1,404	75,181	(90,577)	-	(13,992)
Net loss	-	-	-	-	-	(34,506)	-	(34,506)
Balance - December 31, 2011	-	-	1,404,000	1,404	75,181	(125,083)	-	(48,498)
Assumption of liabilities by previous shareholders	-	-	-	-	75,333	-	-	75,333
Common stock issued for services	-	-	429,000	429	226,971	-	-	227,400
Common stock issued in satisfaction of debt	-	-	3,250,000	3,250	1,296,750	-	-	1,300,000
Common stock issued for acquisition of Kumaran Holdings	-	-	23,375,000	23,375	2,089,576	-	-	2,112,951
Preferred stock issued for acquisition of Kumaran Holdings	10,000,000	10,000,000	-	-	-	-	-	10,000,000
Net loss	-	-	-	-	-	(134,235)	16,605	(117,630)
Balance - December 31, 2012	10,000,000	$10,000,000	28,458,000	$28,458	$3,763,811	$(259,318)	16,605	$13,549,556

See the notes to these financial statements.

MEDIENT STUDIOS, INC.

(Formerly Fairway Properties, Inc.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	Year ended December 31, 2012	Year ended December 31, 2011
Cash flows from operating activities:
Net loss	$(117,630)	$(34,506)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	227,400	0
Depreciation	31	0
Amortization of film costs	2,658,647	0
Stock to be issued for film asset	30,000	0
Increase in assets and liabilities:
(Increase) in accounts receivable	(500)	0
(Increase) in accounts receivable from related parties	(3,267,825)	0
Acquisition of film rights	(19,988,602)	0
Capitalization of additions to film costs	(198,736)	0
Increase in accounts payable to related parties	486,905	0
Increase in accrued liabilities	35,000	0
Increase in accounts payable to related parties	171,910	23,998
Increase in stock to be issued	30,000	0
Accrued interest on loans	190,321	0
(Decrease) in line of credit	(1,000)	0
Net cash used by operating activities	(19,744,079)	(10,508)

Cash flows from investing activities:
Purchase of fixed assets	(19,000)	0
Capitalized preacquisition costs	(74,872)	0
Net cash used in investing activities	(93,872)	0

Cash flows from financing activities:
Assumption of liabilities in acquisition	7,725,000	0
Issuance of preferred stock for acquisition	10,000,000	0
Issuance of common stock for acquisition	2,112,951	0
Net cash provided by financing activities	19,837,951	0

MEDIENT STUDIOS, INC.

(Formerly Fairway Properties, Inc.)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

(Continued from previous page)

Net increase (decrease) in cash	(814)	(10,508)

Cash and cash equivalents - beginning of period	814	11,322
Cash and cash equivalents - end of period	$ 0	$814

Supplemental disclosure of non-cash investing and financing activities:
Shares of common stock issued in satisfaction of debt	$1,300,000	$0
Stock issued for services	227,400	0
Payables assumed by former shareholders	75,333	0

Cash paid for interest	0	0
Cash paid for income taxes	$0	$0

See the notes to these financial statements.

MEDIENT STUDIOS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2012 and 2011

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Medient Studios, Inc. (“Medient”, "the Company") (formerly Fairway Properties, Inc.), was incorporated on September 10, 2007 in the state of Nevada.   The Company operates on a calendar year-end.

Medient is a global film production and distribution company with a strong presence in the key markets of North America and India. Medient's management team has approximately 150 years of experience in the motion picture industry and is responsible for producing or financing in excess of 250 movies.  To date, some 14 movies, two music acts and several hundred live performance shows have been produced under the Medient banner.  The Company is in the process of significantly scaling up its operations, including its planned entry into the lucrative and rapidly growing electronic games sector. In 2013, the Company entered into a Memorandum of Understanding with Effingham County Industrial Development Authority, Georgia, under which the Company may have the beneficial ownership of approximately 1500 acres real property together with an option to purchase the legal title to the property. The Company intends to build a film production studio complex on the property. (See Note 15).

On August 28, 2012, certain majority shareholders who owned 1,083,000 restricted common shares of the registrant (representing approximately 77% of the issued and outstanding shares) sold those common shares to Mr. Manu Kumaran.

Under the share purchase agreement, those certain shareholders received a total of $175,000, of which $50,000 was paid in cash and the remaining $125,000 is to be paid pursuant to a promissory note due December 31, 2012. This note was extended in January 2013. The former shareholders assumed all outstanding payables in conjunction with the share purchase agreement.

On August 28, 2012, a change of control of the registrant was made when Mr. Manu Kumaran acquired 1,083,000 common shares from selling shareholders which represented 77.1% of the issued and outstanding common shares.  As a result of this acquisition, Mr. Manu Kumaran became the majority shareholder of the Company.

In connection with the change in control, Mr. Michael Murphy, the chief executive officer, treasurer, and director of the registrant, Mr. Sean Murphy, the president and director of the registrant, Mr. Darren Murphy, the secretary of the registrant, and Mr. Edward Sigmond, a director of the registrant, submitted their resignation from all positions.  The resignations became effective on August 20, 2012.

In connection with the change in control, Michael Murphy either paid or assumed responsibility for all outstanding liabilities as of August 28, 2012, so that Fairway Properties, Inc. was absolved of all prior outstanding liabilities.

On August 28, 2012, the board of directors appointed Mr. Manu Kumaran as a director.  Upon the effective date of the resignations, Mr. Manu Kumaran was appointed chief executive officer, chief financial officer, and secretary.

Mr. Manu Kumaran is a second generation international film producer, who has produced 19 feature films in four languages.  The oldest son of renowned Malayalam film director-producer Mr. K.P. Kumaran, Mr. Manu Kumaran has been a part of the film business from an early age, working on all aspects of production and distribution. An expert in film tax credits and incentives,  Mr. Manu Kumaran has built a reputation for producing theatrical quality releases at minimal costs with strong net margins.

The Company has purchased all the membership interests in Kumaran Holding, LLC (“KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion pictures on a global basis.  The founder of KH, Mr. Manu Kumaran, (who is also the majority shareholder of the Company), has personally produced over nineteen films in four languages.  The Company’s first film rights acquisition, Storage 24, was filmed and produced in the United Kingdom.  Storage 24 will be distributed globally, and was world premiered recently in London by Universal Pictured Visual Programming Limited.  The Company's second major film rights acquisition, Yellow, was written and directed by Nick Cassavetes, the director of The Notebook and My Sister’s Keeper.   Yellow was filmed in the United States, and the film world premiered in September 2012 at the Toronto International Film Festival. The Company is currently reviewing dates for the film’s domestic and international releases. The transaction closed on November 26, 2012.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.   Management believes that all adjustments necessary for a fair presentation of the results of the years ended December 31, 2012 and 2011 have been made.

The Company currently does not have any subsidiaries, but anticipates if it does, will consolidate its subsidiaries in accordance with ASC 810, “Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

Investments in subsidiaries, that the Company may acquire, or has a controlling interest, will be reported using the equity method.  For those businesses that the Company acquires and does not have a controlling interest, they will be accounted through the Noncontrolling Interest method.

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

Going Concern

The Company's financial statements for the years ended December 31, 2012 and December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has an accumulated deficit of $242,713 as of December 31, 2012.   During the year ended December 31, 2012, the Company recognized $3,267,825 in revenues from its operational activities and has a loss of $117,630.  The Company is currently in the process of releasing the films the rights for which it has acquired, as well as developing a film studio and entertainment complex, which will require the Company to raise a significant amount of capital to complete.  These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Film Costs

The Company has acquired the rights to two completed films: Storage 24 and Yellow. Storage 24 was released in Europe in 2012 and in the United States in 2013.  The Company is currently reviewing dates for domestic and international release of Yellow

Film costs include the costs of the film rights that were acquired by the Company.   The films have been amortized using the individual film forecast method, and the costs are amortized pro-rata for the current period’s revenue over management’s estimate of ultimate revenue.    The Company began amortizing films in the fourth quarter of 2012, when they began to recognize revenue.

Film costs are presented as the lower of amortized cost or estimated fair value. Each film will be reviewed quarterly and if circumstances indicate that the fair value of the film (calculated as the discounted future cash flows from the film) is less than its unamortized cost, then impairment will be recorded. Estimates of future revenue are based on the best information currently available, but do involve uncertainty, and it is possible that reductions in the carrying value of the film assets may be required as a result of changes in circumstances that affect the revenue estimates for the future.

Impairment of Long Lived Assets

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the value of expected future discounted operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or future discounted operating cash flows.  The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. As of April 12, 2013, management determined that both major assets were not impaired.

Revenue Recognition

The Company recognizes revenue from the sale or licensing arrangement of a film in accordance with ASC 605-15 “Revenue Recognition”. Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of a sale or licensing arrangement with a customer exists.
•	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

•	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.
•	The arrangement fee is fixed or determinable.

•	Collection of the arrangement fee is reasonably assured.

A written contract with a distributor indicating the film name, territory and period is required for the recognition of revenue.   Revenue is recognized when the performance criteria in the contracts have been met.

Film Tax Relief Revenue

Many countries make tax credits and the like available to encourage film production in the territory. Medient benefits from United Kingdom Film Tax Relief (“FTR”).   The FTR may be treated as a reduction in the capitalized costs of the film assets financed or as revenue to the production company. The FTR has been earned by the production company, assigned to the previous film rights owner, Medient Unstoppable Limited, and then assigned to the Company as revenue.

Medient Unstoppable Limited Revenue

Revenue is due to the Company from a related party, Medient Unstoppable Limited, of which the Company’s CEO is a significant shareholder, in the amount of the net proceeds from the FTR as well as income from sales of Storage 24. In accordance with an intercompany agreement between the Company and Medient Unstoppable Limited, all revenues earned by Medient Unstoppable Limited for the movie Storage 24 are due to the Company. This includes FTR.

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  There were no potentially dilutive common stock equivalents as of December 31, 2012, therefore basic earnings per share equals diluted earnings per share for the year ended December 31, 2012.  As the Company incurred a net loss during the year ended December 31, 2012, the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended December 31, 2012 and 2011, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the years then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At December 31, 2012, the Company did not have any financial instruments.

Emerging Growth Company Critical  Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act.    Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.     The Company may elect to take advantage of the benefits of this extended transition period in the future.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2012, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 – MATERIAL AGREEMENTS

The Company was assigned agreements with Universal Pictures Visual Programming Limited (“Universal”) to distribute the film Storage 24 for a period of 25 years commencing on the date of the firm release of the film via any media by Universal.    The territories covered by this agreement are the United Kingdom and Eire, Australasia (as defined), Germany, Austria, and German speaking Switzerland and Benelux (consisting of Belgium, Netherlands and

Luxembourg).    The agreement outlines the royalty payments, which vary based on the type of distribution (internet streaming, free television, pay television, etc) and range from 20% to 50% of net receipts.

Other distribution agreements with similar terms have been entered into for other territories, including the United States and other international territories, for Storage 24.

NOTE 3 – FILM COSTS

The Company has acquired the rights to two completed films: Storage 24 and Yellow.  Storage 24 was released in Europe in 2012 in the United States in 2013. The Company is currently reviewing domestic and international release dates for Yellow. Two other films are currently being developed by the Company.

The following presents the allocation of the purchase price of each of the films:

December 31, 2012
Yellow	$14,488,602
Additions to Yellow Cost	164,571
Storage 24	5,500,000
Films in Production	34,000
Film Costs, Prior to Amortization	20,187,173
Less: Accumulated Amortization & Impairment	(2,658,647)
Total Film Costs	$17,528,526

Film costs include the unamortized costs of the film rights that were acquired by the Company.   The films will be amortized using the individual film forecast method, and the costs are amortized pro-rata for the current period’s revenue over management’s estimate of ultimate revenue.    The Company has amortized the films as they have now recognized revenue.

Film costs are presented as the lower of amortized cost or estimated fair value. Each film will be reviewed quarterly and if circumstances indicate that the fair value of the film (calculated as the discounted future cash flows from the film) is less than its unamortized cost, then impairment will be recorded. Estimates of future revenue are based on the best information currently available, but do involve uncertainty, and it is possible that reductions in the carrying value of the film assets may be required as a result of changes in circumstances that affect the revenue estimates for the future.

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or future operating cash flows.   As of December 31, 2012, no indications of impairment existed.

NOTE 4 – CAPITALIZED PREACQUISITION COSTS

In September, 2012 the Company identified approximately 1,500 acres of real property in the County of Effingham, GA suitable for the building of the Company's proposed movie studio complex. The Company has since executed a Memorandum of Understanding with the owner of the property, Effingham County Industrial Development Authority, under which the Company may have the beneficial ownership of the real property together with an option to purchase the legal title to the property.   The Company has considered the provisions of FASB ASC 970-10-20; 970-340-25-3 and considers that it has met the conditions imposed therein and has therefore capitalized preacquisition costs related to the said property on the basis that:

a) The costs are directly identifiable with the specific property

b) The costs would be capitalized if the property were already acquired

c) Acquisition of the property or an option to acquire the property is probable.

NOTE 5 – SETTLEMENT PAYABLE

The Company assumed a $385,000 settlement payable which was filed against Yellow Productions prior to the acquisition of the rights to Yellow by the Company. The settlement is payable upon demand.

NOTE 6 – NOTES PAYABLE & PARTICIPATIONS

The Company has assumed certain debt in the acquisition of the film assets, as discussed in Note 1.   The following presents the notes payable and participations outstanding as of December 31, 2012:

				December 31, 2012
			Original	Principal	Balance
	Date of	Due	Principal	Balance	With Accrued
Lender	Loan	Date	Amount	Only	Interest	Film
Circle West	-	Post Release	$2,000,000	$2,000,000	$2,000,000	Storage 24

Pankaj Rajani	9/22/2011	12/31/2011	1,300,000	-	-	Storage 24

Prime Focus London	1/31/2012	1/31/2015	1,000,000	1,000,000	1,000,000	Storage 24

Tommee May	5/18/2011	Post Release	150,000	180,000	180,000	Yellow

Indion Group	4/27/2012	Post Release	4,556,130	600,000	600,000	Yellow

AMAG	9/13/2011	8/31/2012	1,000,000	1,000,000	1,190,321	Yellow

Pankaj Rajani	8/14/2011	Post Release	8,600,000	660,000	660,000	Yellow

Derreck Lee	5/1/2011	Post Release	500,000	600,000	600,000	Yellow
				$6,040,000	$6,230,321

Circle West, a media investor, made a loan of $2,000,000 towards the production cost of the film Storage 24. This liability was assumed by the Company upon the acquisition of the rights in Storage 24 as of October 18, 2012.

Mr. Pankaj Rajani, a media investor, made a loan of $1,300,000 towards the production cost of the film Storage 24. This liability was assumed by the Company upon the acquisition of the rights in Storage 24, as of October 18, 2012.

Prime Focus is a multi-national visual effects and post-production company. The London division of Prime Focus provided $1,000,000 of services towards the production cost of Storage 24. This liability was assumed by the Company upon the acquisition of the rights in Storage 24, as of October 18, 2012.

Tommee May, a media investor, made a loan of $150,000 towards the production cost of the film Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012.

Indion Group, a media and tax credit investor, made an initial loan of $4,556,130 towards the production cost of the film Yellow. This liability was reduced to the amount of $600,000, and assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012.

AMAG, Inc. is a media investment company. It made a loan of $1,000,000, which has accumulated $190,321 of interest, towards the production cost of the film Yellow. In addition to repayment of principal and interest, AMAG shall receive a three percent participation in Yellow.

This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012. This note is currently in default. The Company is in the process of negotiating an extension.

Mr. Pankaj Rajani, a media investor, made a loan of $8,600,000 towards the production cost of the film Yellow. This liability was reduced to the amount of $660,000, and assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012.

Mr. Derreck Lee, a media investor made a loan of $500,000, which has accumulated $160,000 of interest, towards the production cost of the film Yellow. In addition to repayment of principal and interest, Mr. Lee shall receive profit participation in the film after all other debts and equity investors in the film are paid in full. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012.

As of December 31, 2012, it cannot be reasonably estimated as to how much, if any, may be paid out under these agreements and therefore, nothing has been accrued.

NOTE 7 - CREDIT LINE

The Company’s line of credit was repaid by the former majority shareholders of the Company during the year. As of December 31, 2012, the Company has no current credit lines or outstanding liabilities on any credit facilities.

NOTE 8 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 500,000,000 shares with a $0.001 par value. At December 31, 2012 and 2011, the Company had 28,458,000 and 1,404,000 shares of its common stock issued and outstanding. The Company has 50,000,000 preferred shares authorized and 10,000,000 and 0 shares issued and outstanding, respectively.

The Company has purchased all the membership interests in Kumaran Holding, LLC (“KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion pictures on a global basis. The purchase price was $12,112,951. This was paid in the form of 23,375,000 shares of the Company’s common stock and 10,000,000 shares of its preferred stock in a one-for-one share exchange. The transaction closed on November 26, 2012.

During the years ended December 31, 2012 and 2011, the Company issued 27,054,000 and 0 shares, respectively.     The Company had 179,000 shares that were earned for services performed by the former majority shareholders of the Company, 250,000 shares earned for services performed by board members, 3,250,000 shares issued in exchange for debt, and 23,375,000 for the acquisition of Kumaran Holding, LLC.

Pursuant to the share purchase agreement discussed in Note 1, the Company’s former controlling shareholders assumed all accounts payable and many of which were repaid at closing from the proceeds.   The Company recorded $75,333 in additional paid in capital for the amounts assumed by the previous controlling shareholders.

NOTE 9 - INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 20% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
Prior Year	$25,017	$18,115
Tax Benefit for Current Period	23,526	6,902
Total Deferred Tax Asset	48,543	25,017
Less: Valuation Allowance	(48,543)	(25,017)
Net Deferred Tax Asset	$0	$0

At December 31, 2012 and at December 31, 2011, the Company had net deferred tax assets of $0 and $0, respectively, for federal income tax purposes. These assets, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 10 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2012 and 2011, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

As presented in Note 6, the Company has entered into participation agreements in which the Company will pay the participation holders a portion of the proceeds from films after all debt has been repaid.    As of December 31, 2012, it cannot be reasonably estimated as to how much, if any, may be paid out under these agreements, and therefore, nothing has been accrued.

As of December 31, 2012, Michael A Littman, who had served as legal counsel to the Company, had accrued professional fees of $25,081. As part of the share purchase agreement dated August 24, 2012, the Sellers shall pay all debts, and obtain releases from creditors of the Company.    As of December 31, 2012, the assumption of these liabilities has been recorded as additional paid in capital from the Sellers. It is the view of Management that upon completion of the funding of the escrow agreement, the Sellers shall pay these professional fees and Mr. Littman will provide the Company with the appropriate release.

NOTE 12 – DUE TO RELATED PARTY

The Company is obligated to a shareholder for funds advanced to the Company for operating expenses. The advances are unsecured and are to be paid back upon demand. The amounts due at December 31, 2012 and 2011 are $486,905 and $0, respectively.

NOTE 13 – RECENT ACCOUNTING PRONOUCEMENTS

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning December 15, 2011, The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

NOTE 14 – FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the guidance for fair value measurements and disclosure was updated to define fair value, establish a framework for measuring fair value, and expand disclosures about fair value measurements.  This guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements.  The provisions of the updated guidance were adopted January 1, 2008.  In February 2008, the FASB staff issued an update to the guidance which delayed the effective date for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted the updated guidance for the Company’s nonfinancial assets and liabilities measured at fair value on a nonrecurring basis on January 1, 2009.   The adoption of updated guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the guidance was further updated to provide guidance on how the fair value of a financial asset is to be determined when the market for that financial asset is inactive.  The guidance states that determining fair value in an inactive market depends on the facts and circumstances, requires the use of significant judgment and, in some cases, observable inputs may require significant adjustment based on unobservable data. Regardless of the valuation technique used, an entity must include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks when determining fair value of an asset in an inactive market.  The guidance was effective upon issuance.  The Company has incorporated the principles of updated guidance in determining the fair value of financial assets when the market for those assets is not active.

In April 2009, the guidance was further updated to provide additional guidance on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying circumstances that indicate when a transaction is not orderly.  The provisions of this updated guidance were adopted April 1, 2009.  The adoption of the guidance did not have an impact on the Company’s fair value measurements.

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  The three levels of the fair value hierarchy are described below:

 Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

All financial liabilities were considered current as of December 31, 2012 and 2011, therefore the value approximates fair value.

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to the year ended December 31, 2012 and noted the following reportable events:

On January 19, 2013, and February 6, 2013 the Company converted a total of  $1,000,000 of outstanding debt with Prime Focus into 2,500,000 shares of common stock.

On January 31, 2013, the Company’s majority shareholder extended his loan agreement with the former majority shareholders until April 30, 2013 at a cost to himself of $20,000 cash and 80,000 shares of common stock controlled by him.

On March 19, 2013, the Company executed a Memorandum of Understanding with Effingham County Industrial Development Authority, Georgia, under which the Company may have the beneficial ownership of approximately 1500 acres real property together with an option to purchase the legal title to the property. The Company intends to build a film production studio complex on the property.

On March 19, 2013 the Company issued a total of 2,898,551 of common shares to Circle West in exchange for the conversion of $2,000,000 of liabilities.

On April 11, 2013, the Company issued 2,625,000 shares that were remaining to be issued as per the Kumaran Holding, LLC acquisition agreement.

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

Under the supervision and with the participation of our CEO, or the persons performing similar functions, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO, or the persons performing similar functions, concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting:

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is the process designed by and under the supervision of our CEO, or the persons performing similar functions, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America.  Management has evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting – Guidance for Smaller Public Companies.

Under the supervision and with the participation of our CEO, or the persons performing similar functions, our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, and concluded that it is not effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of our CEO, or those persons performing similar functions, our management has evaluated changes in our internal controls over financial reporting that occurred during 2012.  Based on that evaluation, our CEO, or those persons performing similar functions, did not identify any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Medient's directors or executive officers, including their ages as of December 31, 2012.

Name	Age	Position	Term
Mr. Manu Kumaran	43	Chief Executive Officer and Director	Annual

Mr. Graham Bradstreet	60	Executive Operations Director	Annual
Mr. Pankaj Kapoor	40	Executive Creative Director	Annual

Mr. Matthew Mellon	50	Director	Annual

Mr. Joseph Giamichael	35	Director	Annual

Medient officers are elected by the board of directors at the first meeting after each annual meeting of Medient shareholders and hold office until their successors are duly elected and qualified under Medient bylaws.

The directors named above will serve until the next annual meeting of Medient's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of Medient and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Biographical Information

Mr. MANU KUMARAN, age 43, is Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Medient Studios, Inc.

Manu Kumaran is a second-generation international film producer, who has produced 19 feature films in four languages.  The oldest son of renowned Malayalam film director-producer K.P. Kumaran, Mr. Kumaran has been a part of the film business from an early age, working on all aspects of production and distribution. An expert in film tax credits and incentives, Mr. Kumaran has built a reputation for producing theatrical quality releases at minimal costs with strong net margins.

Mr. GRAHAM BRADSTREET, age 60, is the Executive Operations Director of Medient Studios, Inc.

Graham Bradstreet, prior to joining Medient, joined the Working Title Group of Companies in 1986 as a shareholder and Finance Director. Working Title grew to become the UK’s pre-eminent production company (Drop Dead Fred, A World Apart, Map of the Human Heart) Mr. Bradstreet developed innovative film financing structures that have established him as one of the leading motion picture financiers in the world. He developed the concept of insurance-backed financing and, through ICE Media, raised in excess of US$1 Billion of insurance-backed funding that contributed to budgets in excess of US$ 3 Billion covering more than 100 movies (including The Truman Show, Face/Off, Runaway Bride, Sleepy Hollow…) for both the studio and independent sectors of the film industry.

Mr. PANKAJ KAPOOR, age 40, is the Executive Creative Director of Medient Studios, Inc.

Pankaj Kapoor is veteran journalist-turned-script-writer and co-founder of Medient. He started his career with Times of India (the world's largest English language newspaper), reporting extensively on the Indian film industry. He was a film critic for Asian Age newspaper before turning to screen writing on a full-time basis. He wrote the controversial Hindi film Ek Choti Se Love Story, which was considered one of the sleeper “hits” of 2002. This was followed in 2004 by a Bollywood musical film, Kiss Kis Ko (Who Gets the Kiss?), which was based on the lives of ABOB, India's first boy band. In 2005 he wrote Time Bomb, a mini-series produced and directed by internationally acclaimed filmmaker Ketan Mehta that won the Indian Television Academy Award for best mini-series. That year Kapoor also wrote a horror show, Rooh (Spirits), which won the RAPA award.  Mr. Kapoor has executive produced Yellow and Storage 24. He has served as associate producer on the Hindi films Mr. Singh Mrs. Mehta  and Tera Kya Hoga Jonny (Ride the Wave Jonny), which he also co-wrote.

Mr. MATTHEW MELLON, age 44, is a member of the board of directors and chairman of the compensation committee

Mr. Mellon is a direct descendant of Judge Thomas Mellon, founder of the Mellon Bank, now Bank of New York Mellon Corp., on his paternal side. On his maternal side, he is a direct descendant of Mr. Anthony Joseph Drexel, founder of Drexel-Burnham-Lambert. Mr. Mellon maintains associations with Drexel University and Carnegie Mellon University, both of which were founded by family members. He is also involved with the National Gallery of Art in Washington, DC, where his Great Uncle, Andrew Mellon, donated the nucleus of the institution’s collection to the nation.

Mr. JOSEPH GIAMICHAEL, age 35, is a member of the board of directors, and chairman of the audit committee.

Mr. Giamichael is the founder and Chief Executive Officer of Umbrella Research and Advisory, an emerging growth research and advisory financial services boutique. Mr. Giamichael has extensive capital markets experience, including over a decade as a publishing analyst and several years as a trader with an emphasis on special situations, as well as having served as an advisor to a middle markets-oriented private equity firm. Mr. Giamichael earned his Bachelor of Science degree from Skidmore College and was previously employed by Global Hunter Securities LLC, Rodman and Renshaw LLC, CJS Securities LLC, and Knight Capital Group.

Committees of the Board of Directors

Medient is managed under the direction of its board of directors.

 Compensation Committee

The members of the board of directors serve as its executive committee, with Mr. Mellon serving as its chairman.

Audit Committee

The members of the board of directors serve as its audit committee, with Mr. Giamichael serving as its chairman.

Previous "Blank Check" or "Shell" Company Involvement

Management of Medient has not been involved in prior private "blank-check" or "shell" companies.

Annual Meeting

The annual meeting of Medient stockholders is expected to be held at a future date as soon as practicable. This will be an annual meeting of stockholders for the election of directors. The annual meeting will be held at Medient's principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of Medient’s board of directors.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board of directors members during the fiscal years ended December 31, 2012 and 2011. The table sets forth this information for Medient, and the previous management team prior to the name change from Fairway Properties, Inc., including salary, bonus, and certain other compensation to the board of directors members and named executive officers for the past three fiscal years and includes all board of directors members and officers as of December 31, 2012.

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Manu Kumaran	2012	0	0	0	0	0	0	0	0
CEO	2011	-	-	-	-	-	-	-	-

Graham Bradstreet	2012	14,500	0	0	0	0	0	0	14,500
Executive Operations Director	2011	-	-	-	-	-	-	-	-

Matthew Mellon	2012	0	0	78,000	0	0	0	0	78,000
Director	2011	-	-	-	-	-	-	-	-

Joseph Giamichael	2012	0	0	52,000	0	0	0	0	52,000
Director	2011	-	-	-	-	-	-	-	-

Pankaj Kapoor	2012	0	0	0	0	0	0	0	0
Executive Creative Director	2011	-	-	-	-	-	-	-	-

Michael D. Murphy	2012	0	0	0	0	0	0	0	0
CEO, Treasurer (1)	2011	0	0	0	0	0	0	0	0

Sean Murphy	2012	0	0	0	0	0	0	0	0
President (1)	2011	0	0	0	0	0	0	0	0

 (1) Michael and Sean Murphy resigned from the Company on August 28, 2012.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Medient does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2012 and 2011.

Employment Contracts and Termination of Employment and Change-in-Control arrangements.

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any of our directors or executive officers which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with us, any change in control of us, or a change in the person's responsibilities following such a change in control.

Compensation Committee Interlocks and Insider Participation

The Medient board of directors in its entirety acts as the compensation committee for Medient, with Mr. Matthew Mellon serving as Chairman of the committee.

Stock Option Plan

The Company does not have or intend to develop a stock option plan at this time.

 Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Compensation Table" during the year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Manu Kumaran	$0	$0	$0	$0	$0	$0	$0

Matthew Mellon	$0	$78,000	$0	$0	$0	$0	$78,000

Joseph Giamichael	$0	$52,000	$0	$0	$0	$0	$52,000

Mr. Mellon and Mr. Giamichael will continue to be active in other companies. They have retained the right to conduct their own independent business interests.

It is possible that situations may arise in the future where the personal interests of the independent directors may conflict with our interests. Such conflicts could include determining what portion of their working time will be spent on our business and what portion on other business interest. To the best ability and in the best judgment of our officers and directors, any conflicts of interest between us and the personal interests of our officers and directors will be resolved in a fair manner which will protect our interests. Any transactions between us and entities affiliated with our officers and directors will be on terms which are fair and equitable to us. Our board of directors intends to continually review all corporate opportunities to further attempt to safeguard against conflicts of interest between their business interests and our interests.

At this time, our directors do not receive any cash compensation for serving on the Medient board of directors. Mr. Mellon and Mr. Giamichael were issued shares of common stock upon their initial appointment to the board of directors.

Limitation on Liability and Indemnification

Medient is a Nevada corporation. The Nevada Revised Statutes (NRS) provides that the Articles of Incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Medient Articles of Incorporation contain a provision eliminating the personal liability of directors to Medient or Medient shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. Medient’s Articles of Incorporation do not contain any such limitation.

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

The NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its board of directors or shareholders, or contract. Medient’s Articles of Incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of Medient to the full extent permitted by Nevada law.

Medient Articles of Incorporation also provide that Medient may purchase and maintain insurance on behalf of any person who is or was a director or officer of Medient or who is or was serving at the request of Medient as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not Medient would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of April 16, 2013, the number and percentage of our outstanding shares of common stock owned by (i) each person known to us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Number and Class of Shares	Percentage of Outstanding Common Shares
Manu Kumaran	0 common	0%
1800 North Vine St.	10,000,000 preferred
Hollywood, CA 90028

Graham Bradstreet	1,500,000 common	4.11%
1800 North Vine St.
Hollywood, CA 90028
Pankaj Kapoor	2,000,000 common	5.48%
1800 North Vine St.
Hollywood, CA 90028

Matthew Mellon	150,000 common	0.41%
795 Fifth Avenue
New York, NY 10065

Joseph Giamichael	100,000 common	0.27%
1576 Third Avenue
New York, NY 10128

Directors/ Officers	3,750,000 common	10.28%
As a group five (5) persons	10,000,000 preferred
Joel Shapiro	3,000,000 common	8.22%
1800 North Vine St.
Hollywood, CA 90028

Pankaj Rajani	2,750,000 common	7.54%
19C Grove End Road
Harrow, Middlesex, UK

Al Imran General Trading	3,250,000 common	8.91%
Bank House, St. Johns Road
Harrow, Middlesex, UK

Jasmine Valley	3,000,000 common	8.22%
Bank House, St. Johns Road
Harrow, Middlesex, UK

Dinesh Panicker	3,250,000 common	8.91%
Renfrew Cottage, US Road
Trivandrum, India 695010

Shilpa Sharma	2,250,000 common	6.17%
Hem Madhu Kunj
Bungalow No. D60, Sector 4
Airoli, Navi Mumbai 400708
India

Based upon 36,481,551 outstanding common shares and 10,000,000 outstanding preferred shares as of April 16, 2013

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the acquisition of Kumaran Holding, LLC, we have not entered into any transaction nor are there any proposed transactions in which any of our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Mr. Manu Kumaran, the Company’s Chief Executive Officer and a member of the board of directors, has loaned the Company as of December 31, 2012, a total of $486,905.00 on an interest free basis.

Credit Line

The Company does not currently have any credit lines outstanding.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Ronald R. Chadwick, P.C. served as the Company's principal registered independent accounting firm.   On September 30, 2012, The Hall Group, CPAs was appointed as the Company’s principal registered independent accounting firm.   During the years ended December 31, 2011 and 2010 and through the date of his dismissal, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure which, if not resolved to the satisfaction of

Chadwick, would have caused it to make reference to the subject matter of the disagreement(s) in connection with any report.

Chadwick’s report on the financial statements for either of the past two years did not contain a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. A going concern note was issued for the Company for the years ended December 31, 2011 and 2010.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2012 and December 31, 2011 by Chadwick and The Hall Group, CPAs.

	Year Ended December 31,
	2012	2011
Audit Fees	$49,000	$7,750
Audit-related Fees	0	0
Tax Fees	0	0
All Other	0	0
Total Fees	$49,000	$7,750

More than 50% of the audit work was performed by the accounting firm's full time employees.

PART IV

Item 15.   Exhibits, Financial Statement Schedules

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets as of December 31, 2012 and 2011

Statements of Operations for the Years Ended December 31, 2012 and 2011

Statements of Stockholders' Equity (Deficit) for the Period from September 10, 2007 through December 31, 2012

Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to the Financial Statements

(a)(2) List of Financial Statement schedules included in Part IV hereof:  None.

(a)(3) Exhibits

The following exhibits are included herewith:

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Following are a list of exhibits which we previously filed in other reports which we filed with the SEC, including the Exhibit No., description of the exhibit and the identity of the Report where the exhibit was filed.

NO.	DESCRIPTION	FILED WITH	DATE FILED
3.1	Articles of Incorporation of Fairway Properties, Inc.	Form 10-12G	November 18, 2009
3.2	Bylaws of Fairway Properties, Inc.	Form 10-12G	November 18, 2009
10.1	Technology License Agreement	Form 10-12G	November 18, 2009
10.2	Amended Technology License Agreement	Form 10-12G/A	April 26, 2010
21.1	List of Subsidiaries of Fairway Properties, Inc.	Form 10-12G	November 18, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Manu Kumaran

April 16, 2013

Manu Kumaran

Chief Executive Officer

Chief Financial Officer

Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Manu Kumaran

April 16, 2013

Manu Kumaran

Chief Executive Officer

Chief Financial Officer

Chairman