Form 10-Q
period 2013-03-31
MEDIENT STUDIOS, INC.
filed 2013-05-20
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2013

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-53835

Medient Studios, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	41-2251802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1800 North Vine Street, Los Angeles CA	90028
(Address of principal executive offices)	(Zip Code)

(203) 644-6996

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock,

May 20, 2013:

Common Stock  -  36,481,551

MEDIENT STUDIOS, INC.

FORM 10-Q

For the quarterly period ended March 31, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	13
Item 1A. Risk Factors	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults upon Senior Securities	13
Item 4. Mine Safety Disclosures	13
Item 5. Other Information	13
Item 6. Exhibits	13

SIGNATURES	14

MEDIENT STUDIOS, INC.

Balance Sheets

As of March 31, 2013 and December 31, 2012

(Unaudited)

	As of March 31, 2013	As of December 31, 2012
	(Unaudited)	(Audited)
Assets
Current Assets:
Accounts Receivable	1,950,500	500
Accounts Receivable – Related Party	3,267,825	3,267,825
Total Current Assets	5,218,325	3,268,325
Film Costs:
Yellow, Net of Accumulated Amortization of $0	14,703,354	14,653,173
Storage 24, Net of Accum. Amortization of $3,721,916	1,778,084	2,841,353
Films in Development	40,800	34,000
Total Film Costs	16,522,238	17,528,526

Fixed Assets:
Capitalized Preacquisition Costs	156,795	72,872
Equipment	19,000	19,000
Less: Accumulated Depreciation	(981)	(31)
Total Fixed Assets	174,814	91,841
Total Assets	$21,915,377	$20,888,692
Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts Payable	$171,910	$171,910
Accounts Payable - Related Party	667,938	486,905
Notes Payable	3,040,000	6,040,000
Settlement Payable	385,000	385,000
Stock to be Issued	30,000	30,000
Accrued Interest	242,648	190,321
Accrued Expenses	112,490	35,000
Taxation	155,216	0
Total Liabilities (All Current)	4,805,202	7,339,136
Shareholders’ Equity (Deficit):
Preferred stock, 50,000,000 shares authorized, 10,000,000 issued and outstanding respectively	10,000,000	10,000,000
Common stock, $0.001 par value, 500,000,000 shares authorized, 33,856,551 and 28,458,000, shares issued and outstanding, respectively	33,857	28,458
Additional Paid-In Capital	6,758,412	3,763,811
Deficit Accrued	0	(259,318)
Retained Earnings	317,906	16,605
Total Shareholders’ Equity (Deficit)	17,110,175	13,549,556
Total Liabilities and Shareholders’ Equity	$21,915,377	$20,888,692

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012

Revenue:	$1,950,000	$120

Cost of Sales:
Amortization of Film Asset	1,063,269

Gross Margin	886,731	120

Operating Expenses:
General and Administrative expense	104,981	42
Licenses	2,638	1,500
Depreciation	950	0
Professional fees	10,000	1,032

Total Expenses	118,569	2,574

Other Income (Expense):
Interest Expense)	52,327	0

Taxation	155,216	0

Net Income/(Loss) after taxation	$560,619	$(2,454

Per share information

Net Profit/(Loss) per common share
Basic and fully diluted	$0.02	$(0.00

Weighted average number of common
stock outstanding	31,157,275	1,404,000

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended Mar 31,	Three Months Ended Mar 31 ,
	2013	2012
CASH FLOWS USED BY OPERATING ACTIVITIES
Net Profit/(Loss)	$560,619	$(2,454)
Adjustments to reconcile net profit to net cash used
by operating activities:
Depreciation	950
Amortization of film costs	1,063,269
Increase in Assets and Liabilities
(Increase) in accounts receivable	(1,950,000)
Capitalization of additions to film costs	(50,181)
(Increase) in film rights	(6,800)
Increase in accounts payable to related parties	181,033	2,532
Increase in accrued liabilities	77,490	0
Increase in accrued interest on loans	52,327
Decrease in notes payable	(3,00000)
Taxation	155,216
Net Cash Used by Operating Activities	(2,916,077)	78

Cash Flows from Investing Activities
Capitalized preacquisition costs	(83,923)

Cash Flows from Financing Activities:
Issuance of common stock	5,399	0
Additional paid in capital	2,994,601	0

Net Cash Provided by Financing Activities	3,000,000	0

Net Increase (Decrease) in Cash	0	78

Cash and Cash Equivalents - Beginning of Period	0	814

Cash and Cash Equivalents - End of period	$0	$892

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.

Notes to the Financial Statements
March 31, 2013
(Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Business

Medient Studios, Inc. (“Medient”, "the Company", “We”, “Our”) was incorporated on September 10, 2007 in the state of Nevada. The Company operates on a calendar year-end.

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

On November 26, 2012, the Company purchased all the membership interests in Kumaran Holding, LLC (“KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion pictures on a global basis. The founder of KH, Mr. Manu Kumaran, (who is also the majority shareholder of the Company), has personally produced over nineteen films in four languages. The Company’s first film rights acquisition, Storage 24, was filmed and produced in the United Kingdom. Storage 24 has been licensed globally, and was world premiered in London by Universal Pictures Visual Programming Limited. The Company's second major film rights acquisition, Yellow, was written and directed by Nick Cassavetes, the director of The Notebook and My Sister’s Keeper. Yellow was filmed in the United States, and the film world premiered in September 2012 at the Toronto International Film Festival. The Company is currently reviewing dates for the film’s domestic and international releases. The transactions closed on November 26, 2012.

On March 19, 2013, the Company entered into a Memorandum of Understanding with Effingham County Industrial Development Authority, Georgia, under which the Company may have the beneficial ownership of approximately 1500 acres real property together with an option to purchase the legal title to the property. The Company intends to build a film production studio complex on the property.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the three months ended March 31, 2013 and 2012 respectively have been made.

The Company currently does not have any subsidiaries, but anticipates when they do, will consolidate its subsidiaries in accordance with ASC 810, “ Business Combinations”, and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

Investments in subsidiaries, that the Company may acquire, where it has a controlling interest, will be reported using the equity method.  For those businesses that the Company acquires and does not have a controlling interest, they will be accounted through the Noncontrolling Interest method.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2012 Form 10-K.

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

The financial statements and notes are representations of the Company’s management that is responsible for their integrity and objectivity.  Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

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

1. Persuasive evidence of an arrangement exists

2. Ownership and all risks of loss have been transferred to buyer, which is generally upon delivery

3. The price is fixed and determinable, and

4. Collectability is reasonably assured.

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  The Company has ten million preferred shares outstanding, convertible into ten million shares of common stock. Earnings per share is calculated for the number of common shares issued and outstanding for the period.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended March 31, 2013 and 2012, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At March 31, 2013, the Company did not have any financial instruments.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended March 31, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - CREDIT LINE

The Company’s line of credit was repaid by the former majority shareholders of the Company in 2012. As of March 31, 2013, the Company has no current credit lines or outstanding liabilities on any credit facilities.

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 500,000,000 shares with a $0.001 par value. At March 31, 2013, the Company had 33,856,551 shares of its common stock issued and outstanding. The Company has 50,000,000 preferred shares authorized.  At March 31, 2013, the Company had 10,000,000 preferred shares issued and outstanding.

During the three months ended March 31, 2013, the Company issued the following shares of its common stock:

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

NOTE 5 - INCOME TAXES

The Company has adopted ASC 740-10 that requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2013 and 2012 are as follows:

	March 31, 2013	March 31, 2012
Prior Year	$0	$0
Tax Expense/benefit	155,216	0
Net Operating Loss Carryforward	0	27,471
Less: Valuation Allowance	0	(27,471)
Net Deferred Tax Asset	$0	$0

At March 31, 2013 and 2012, the Company had net operating loss carry forwards of approximately was $0 in 2013 and $259,318 in 2012, respectively, for federal income tax purposes. These carry forwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended March 31, 2013 and noted the following reportable events:

On April 11, 2013, the Company issued 2,625,000 shares that were remaining to be issued as per the Kumaran Holding, LLC acquisition agreement.

No other significant subsequent events were noted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s unaudited financial statements and notes thereto included herein. In connection with, and because We desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, We caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on Our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on Our behalf. We disclaim any obligation to update forward-looking statements.

Plan of Operations

Medient Studios, Inc. (“Medient”, "the Company", “We”, “Our”) was incorporated on September 10, 2007 in the state of Nevada. The Company's fiscal year end is December 31st.

The Company intends to build and operate a movie studio, entertainment facility and campus on the approximately 1,500 acre property currently owned by the Effingham County Industrial Development Authority in Georgia. We have executed a memorandum of understanding with it, in which we may have beneficial ownership of the property and an option to purchase legal title to the property.

Facilities will include the studios, housing, cinema and electronic games experiences with large areas providing both recreational and retailing services to the general public. Once complete the studio will be the largest movie production facility anywhere in the world outside of Asia.

The Master Plan has been submitted to Effingham County Industrial Development Authority for formal approvals and construction is expected to commence this summer. Medient management have relocated to Savannah, GA, to complete due diligence, for ongoing negotiations and for sourcing vendors for the project.

We intend to obtain debt and/or equity financing to meet Our ongoing operating expenses and to acquire completed theatrical release quality films as well as produce Our own films. There is and can be no assurance that these events can be successfully completed. In particular there is no assurance that any such film assets will be acquired or that any stockholder will realize any return on its shares after such a transaction. Any acquisitions completed by the Company can be expected to have a significant dilutive effect on the percentage of shares held by Our current stockholders.

  RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

During the three months ended March 31, 2013, We recognized $1,950,000 revenue from Our operations. During the three months ended March 31, 2012, We recognized revenues of $120 from our operations.

During the three months ended March 31, 2013, We incurred operating expenses expenses of $118,569 including licensing fees of $2,638, professional fees of $10,000 and $950 of depreciation. We incurred $52,327 of interest. As a result, We had net profit of $715,835 for the three months ended March 31, 2013.

Comparatively, for the three months ended March 31, 2012 We recognizes $120 of revenue. We incurred general and administrative expense of $2,574, including licensing fees of $1,500, professional fees of $1,032 and depreciation of $0.  No interest was incurred. As a result, We had net loss of $2,454 for the three months ended March 31, 2012. The increase in expenses of $115,995 was a result of an increase in general and administrative expenses of $104,939, licensing fees of $1,138 professional fees of $10,000 and depreciation of $950.

LIQUIDITY

At March 30, 2013, We had total current assets of $5,218,325.

Capital Resources

We have only common stock as our capital resource.

We have no material commitments for capital expenditures within the next year.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in Our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer, Mr. Manu Kumaran, carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of Our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the quarter ended March 31, 2013. Based on the foregoing evaluation, Mr. Manu Kumaran has concluded that Our disclosure controls and procedures are effective in timely alerting them to material information required to be included in Our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including Our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

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

101.DEF**.  XBRL Taxonomy Extension Definition Linkbase Document

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2013

Medient Studios, Inc.

By: /s/Manu Kumaran

Manu Kumaran

Principal Executive Officer

Principal Financial Officer