Form 10-Q
period 2013-06-30
MEDIENT STUDIOS, INC.
filed 2013-08-19
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2013

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number  000-53835

Medient Studios, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	41-2251802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1635 Old River Road, Bloomingdale, GA	31302
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]      No [x]

The number of outstanding shares of the registrant's common stock as of

August 19, 2013: Common Stock  -  40,082,011

MEDIENT STUDIOS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	17

SIGNATURES	18

MEDIENT STUDIOS, INC.

Balance Sheets

As of June 30, 2013 and December 31, 2012

(Unaudited)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash in Bank	$ 52,094	$ 0
Accounts Receivable	1,950,500	500
Accounts Receivable - Related Party	3,267,825	3,267,825
Total Current Assets	5,270,419	3,268,325

Film Costs:
Yellow, Net of Accumulated Amortization of $0	14,703,354	14,653,173
Storage 24, Net of Accum. Amortization of $3,721,916	1,778,084	2,841,353
Films in Development	40,838	34,000
Total Film Costs	16,522,276	17,528,526

Fixed Assets:
Capitalized Preacquisition Costs	167,466	72,872
Equipment	19,000	19,000
Less: Accumulated Depreciation	(1,931)	(31)
Total Fixed Assets	184,535	91,841
Total Assets	$21,977,230	$20,888,692

Liabilities and Shareholders' Equity
Current Liabilities:
Convertible Debt	$ 141,000	$ 0
Accounts Payable	171,910	171,910
Accounts Payable - Related Party	626,878	486,905
Notes Payable	3,040,000	6,040,000
Settlement Payable	385,000	385,000
Stock to be Issued	30,000	30,000
Accrued Interest	302,206	190,321
Accrued Expenses	165,777	35,000
Taxes Payable	125,216	0
Total Liabilities (All Current)	4,987,987	7,339,136

Continued on next page.

MEDIENT STUDIOS, INC.

Balance Sheets

As of June 30, 2013 and December 31, 2012

(Unaudited)

Continued from previous page

Shareholders' Equity:
Preferred stock, 50,000,000 shares authorized, 10,000,000 issued and outstanding respectively	10,000,000	10,000,000
Common stock, $0.001 par value, 500,000,000 shares issued and outstanding, respectively	33,857	28,458
Additional Paid-In Capital	6,758,412	3,763,811
Accumulated Deficit in Development Stage	0	(259,318)
Retained Earnings	196,974	16,605
Total Shareholders' Equity (Deficit)	16,989,243	13,549,556
Total Liabilities and Shareholders' Equity	$21,977,230	$20,888,692

The accompanying notes are an integral part of these financial statements.

MEDIENT STUDIOS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Revenue:	$ 0	$ 30	$1,950,000	$ 150

Cost of Sales:
Amortization of Film Asset	0	0	1,063,269	0
Gross Margin	0	30	886,731	150

Operating Expenses:
General and Administrative Expenses	52,674	152	157,655	194
Licenses	0	1,500	2,638	3,000
Depreciation	950	0	1,900	0
Professional Fees	37,750	10,381	47,750	11,413
Total Expenses	91,374	12,033	209,943	14,607

Other (Income) Expense:
Interest Expense	59,558	17	111,885	17

Tax Expense (Benefit)	(30,000)	0	125,216	0

Net Income (Loss)	$(120,932)	$(12,020)	$439,687	$(14,474)

Per share information:
Net profit/(loss) per common share - Basic and fully diluted	$ (0.004)	$ (0.01)	$ 0.013	$ (0.01)

Weighted average number of common stock outstanding	33,856,551	1,404,000	32,265,334	1,404,000

The accompanying notes are an integral part of these financial statements.

MEDIENT STUDIOS, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows Used by Operating Activities
Net Profit/(Loss)	$ 439,687	$(14,474)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation	1,900	0
Amortization of film costs	1,063,269	0
Increase in Assets and Liabilities
(Increase) in accounts receivable	(1,950,000)	0
Capitalization of additions to film costs	(50,181)	0
(Increase) in film rights	(6,838)	0
Increase in accounts payable to related parties	139,973	13,767
Increase in accrued liabilities	130,777	0
Increase in accrued interest on loans	111,885	0
Decrease in notes payable	(3,000,000)	0
Taxes payable	125,216	0
Net cash (used by) operating activities	(3,433,999)	(707)

Cash Flows from Investing Activities
Capitalized preacquisition costs	(94,594)	0
Net Cash (used by) investing activities	(94,594)	0

Cash Flows From Financing Activities
Issuance of common stock	5,399	0
Additional paid in capital	2,994,601	0
Convertible notes	141,000	0
Net cash provided by financing activities	3,141,000	0

Net Increase (decrease) in cash	52,094	(707)

Cash and cash equivalents - beginning of period	0	814
Cash and cash equivalents - end of period	$ 52,094	$ 107

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.

Notes to the Financial Statements

June 30, 2013

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

On November 26, 2012, the Company purchased all the membership interests in Kumaran Holding, LLC (‘KH’) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion pictures on a global basis. The founder of KH, Mr. Manu Kumaran, (who is also the majority shareholder of the Company), has personally produced over nineteen films in four languages. The Company’s first film rights acquisition, Storage 24, was filmed and produced in the United Kingdom.  Storage 24 has been licensed globally, and was world premiered in London by Universal Pictures Visual Programming Limited. The Company's second major film rights acquisition, Yellow, was written and directed by Nick Cassavetes, the director of The Notebook and My Sister’s Keeper. Yellow was filmed in the United States, and the film world premiered in September 2012 at the Toronto International Film Festival. The Company is currently reviewing dates for the film’s domestic and international releases. The transactions closed on November 26, 2012.

On May 7, 2013, the Company announced that Prime Focus Limited (‘Prime Focus’) and Medient had entered into a Memorandum of Understanding which provides that Prime Focus and Medient shall execute a definitive agreement for the provision of equipment, technology and skill transfer by Prime Focus to Medient.

Prime Focus is a market leader in the provision of post-production and visual effects services and is a major supplier of production equipment. Under the terms of the joint venture, Prime Focus will provide production and post-production equipment, work flow technologies and skill transfer for Medient's Studioplex project.  The value of the Prime Focus contribution is estimated by Medient management to be in excess of $40 million.

On May 29, 2013, the Company announced that Atlas International Film GmbH ('Atlas') and Medient had entered into a Memorandum of Understanding ('MOU') under which Atlas will act as sales agent for Medient's initial slate of movies.  Under the terms of the MOU, Germany-based Atlas will provide up to $30 million as a sales advance to form part of the financing of the slate of movies.

On June 24, 2013, The Effingham County Industrial Development Authority ('IDA') announced that its Board at its meeting held on the 19th of June 2013 had approved a bond resolution with Medient.  The bond resolution provided for the formal process to begin for the issuance of Industrial Development Bonds related to the Studioplex in Effingham County. The IDA authorized the bond resolution as the terms and conditions of the Memorandum of Understanding previously executed with Medient (March 19, 2013) were deemed as being successfully fulfilled by both parties.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the three and six months ended June 30, 2013 and 2012 respectively have been made.

The Company currently does not have any subsidiaries, but anticipates when it does, will consolidate its subsidiaries in accordance with ASC 810, “ Business Combinations” , and specifically ASC 810-10-15-8 which states, "The usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, or over 50% of the outstanding voting shares of another entity is a condition pointing toward consolidation."

Investments in subsidiaries, that the Company may acquire, where it has a controlling interest, will be reported using the equity method.  For those businesses that the Company acquires and does not have a controlling interest, they will be accounted through the Noncontrolling Interest method.

Unaudited Interim Financial Statements

The accompanying unaudited interim consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company’s Annual Report on Form 10-K. The results of operations for the six and three months ended June 30, 2013 are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company’s December 31, 2012 Form 10-K.

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

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “ Revenue Recognition ”, (formerly Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met.

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

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended June 30, 2013 and 2012, and the six months ended June 30, 2013 and 2012 the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.   At June 30, 2013, the Company did not have any financial instruments.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended June 30, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - CREDIT LINE

The Company’s line of credit was repaid by the former majority shareholders of the Company in 2012. As of June 30, 2013, the Company has no current credit lines or outstanding liabilities on any credit facilities.

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 500,000,000 shares with a $0.001 par value. At June 30, 2013, the Company had 33.856,551 shares of its common stock issued and outstanding. The Company has 50,000,000 preferred shares authorized.  At June 30, 2013, the Company had 10,000,000 preferred shares issued and outstanding.

During the three months ended June 30, 2013, the Company issued no shares of its common stock:

NOTE 5 - INCOME TAXES

The Company has adopted ASC 740-10 that requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2013 and 2012 are as follows:

	June 30, 2013	June 30, 2012
Prior Year	$ 0	$ 27,911
Tax (Expense)/benefit	(125,216)	0
Net Operating Loss Carryforward	0	27,911
Less: Valuation Allowance	0	(27,911)
Net Deferred Tax Asset	$ 0	$ 0

At June 30, 2013 and 2012, the Company had net operating loss carry forwards of approximately was $0 in 2013 and $139,557 in 2012, respectively, for federal income tax purposes. These carry forwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended June 30, 2013 and noted the following reportable events:

On July 1, 2013, the Company announced that the Effingham County Industrial Development Authority, at a meeting of the Property Committee of the Board on the 28th June 2013, formally approved the commencement of construction on the 1,550 acre property.  Medient has initiated engineering, clearing and grading of the property, as part of a construction plan to have the Studioplex operational by the first quarter of 2014.

No other significant subsequent events were noted.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Trends and Uncertainties.

The registrant’s current revenue is dependent upon a variety of factors, including the release dates of movies for domestic theatrical distribution along with home video/ DVD, VOD, pay TV, television and other rights and the timing of foreign sales, prequel, sequel and remake and other rights.  These dates can vary significantly on a quarter by quarter basis.  On the Studioplex is in full operation, the sales generated on a quarterly basis are expected to become more consistent.

Plan of Operations

The registrant was incorporated on September 10, 2007 in the state of Nevada. Our fiscal year end is December 31st.

The registrant has initiated building and construction of a movie studio, entertainment facility and campus on the approximately 1,500 acre property currently owned by the Effingham County Industrial Development Authority in Georgia. We have executed a memorandum of understanding with the IDA, in which we may have beneficial ownership of the property and an option to purchase legal title to the property.

Facilities will include the studios, housing, cinema and electronic games experiences with large areas providing both recreational and retailing services to the general public. Once complete the studio will be the largest movie production facility anywhere in the world outside of Asia.

The master plan has been submitted and approved by the IDA.  Medient management has relocated to Savannah, GA, for the project.

We intend to obtain debt and/or equity financing to meet our ongoing operating expenses and to acquire completed theatrical release quality films as well as produce our own films. There is and can be no assurance that these events can be successfully completed. In particular there is no assurance that any such film assets will be acquired or that any stockholder will realize any return on its shares after such a transaction. Any acquisitions completed by the registrant can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

Results of Operations

For the three months ended June 30, 2013, we did not earn any revenues.  We had general and administrative expenses of $52,674, depreciation expenses of $950, and paid professional fees of $37,750.  We paid interest expenses of $59,558 and had a tax benefit of $30,000.  As a result, we had a net loss of $120,932 for the three months ended June 30, 2013.

Comparatively, for the three months ended June 30, 2012, we earned revenues of $30.  We paid general and administrative expenses of $152, license fees of $1,500, and professional fees of $10,381.  We paid interest expenses of $17.  As a result, we had a net loss of $12,020 for the three months ended June 30, 2012.

The $108,912 difference in net loss for the three months ended June 30, 2013 and 2012 was primarily the result of increased general and administrative expenses and professional fees incurred initiating the building and construction of the Georgia movie studio.

For the six months ended June 30, 2013, we earned revenues of $1,950,000.  The amortization of film assets cost $1,063,269, resulting in a gross margin of $886,731.  We paid general and administrative expenses of $157,655, license fees of $2,638, depreciation expenses of $1,900, and professional fees of $47,750.  We paid interest expenses of $11,885 and tax expenses of $125,216.  As a result, we had net income of $439,687 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we earned revenues of $150.  We paid general and administrative expenses of $194, license fees of $3,000, and professional fees of $11,413.  We paid interest expenses of $17.  As a result, we had a net loss of $14,474 for the six months ended June 30, 2012.

The $454,161 difference in net income for the six months ended June 30, 2013 compared to June 30, 2012 was caused primarily from by the increase in revenues due to the sale of the prequel, sequel and remake rights for Storage 24.

Capital Resources and Sources of Liquidity

For the six months ended June 30, 2013, we paid capitalized preacquisition costs of $94,594.  As a result, we had net cash used for investing activities of $94,594 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we did not pursue any investing activities.

For the six months ended June 30, 2013, we received $5,399 from the issuance of common stock.  We received $2,994,601 from additional paid in capital and $141,000 from convertible notes.  As a result, we had net cash provided by financing activities of $3,141,000 for the six months ended June 30, 2013.

For the six months ended June 30, 2012, we did not pursue any financing activities.

As part of the proposed $40 Million cost of the initial phase of construction of the Studioplex, We have $258,000 of commitments for capital expenditures within the next year. These include the costs of architectural design, attorneys, civil engineering, geotechnical survey, DRI development, rezoning, wetland master plan, traffic study, water distribution master plan, sanitary sewer master plan, stormwater master plan, and utility master plan.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2013.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 19, 2013

Medient Studios, Inc.

By: /s/Manu Kumaran

Manu Kumaran

Principal Executive Officer

Principal Financial Officer