Form 10-Q/A
period 2013-06-30
MEDIENT STUDIOS, INC.
filed 2013-08-19
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This amendment to the Form 10-Q for the period ended June 30, 2013, as filed with the SEC on August 19, 2013, is being filed to correct the net cash used by operating activities on the statement of cash flows for the six months ended June 30, 2013.

No other changes have been made to the Form 10-Q.  This amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

MEDIENT STUDIOS, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Cash Flows Used by Operating Activities
Net Profit/(Loss)	$ 439,687	$(14,474)
Adjustments to reconcile net profit to net cash used by operating activities:
Depreciation	1,900	0
Amortization of film costs	1,063,269	0
Increase in Assets and Liabilities
(Increase) in accounts receivable	(1,950,000)	0
Capitalization of additions to film costs	(50,181)	0
(Increase) in film rights	(6,838)	0
Increase in accounts payable to related parties	139,973	13,767
Increase in accrued liabilities	130,777	0
Increase in accrued interest on loans	111,885	0
Decrease in notes payable	(3,000,000)	0
Taxes payable	125,216	0
Net cash (used by) operating activities	(2,994,312)	(707)

Cash Flows from Investing Activities
Capitalized preacquisition costs	(94,594)	0
Net Cash (used by) investing activities	(94,594)	0

Cash Flows From Financing Activities
Issuance of common stock	5,399	0
Additional paid in capital	2,994,601	0
Convertible notes	141,000	0
Net cash provided by financing activities	3,141,000	0

Net Increase (decrease) in cash	52,094	(707)

Cash and cash equivalents - beginning of period	0	814
Cash and cash equivalents - end of period	$ 52,094	$ 107

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