Form 10-Q/A
period 2013-06-30
MEDIENT STUDIOS, INC.
filed 2013-09-06
CIK 1476278

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

August 19, 2013: Common Stock – 40,082,011

Explanatory Note

This amendment to the Form 10-Q for the period ended June 30, 2013, as filed with the SEC on August 19, 2013, is being filed solely to correct the number of shares outstanding stated in the notes on page 12.

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

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 500,000,000 shares with a $0.001 par value. At June 30, 2013, the Company had 38,206,551 shares of its common stock issued and outstanding. The Company has 50,000,000 preferred shares authorized.  At June 30, 2013, the Company had 10,000,000 preferred shares issued and outstanding.

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

Dated: September 6, 2013

Medient Studios, Inc.

By: /s/Manu Kumaran

Manu Kumaran

Principal Executive Officer

Principal Financial Officer