Form 10-Q
period 2013-09-30
MEDIENT STUDIOS, INC.
filed 2013-11-19
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2013

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

(818) 634 4801

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

November 19, 2013: Common Stock – 41,298,817

MEDIENT STUDIOS, INC.

FORM 10-Q

For the quarterly period ended September 30, 2013

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Outlook . Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2012. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

MEDIENT STUDIOS, INC.

Balance Sheets

As of September 30, 2013 and December 31, 2012

(Unaudited)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets

Current assets
Cash in bank	$ 140,556	$ -
Deposits	2,200	-
Total Cash and Cash Equivalents	142,756	-

Accounts receivable	2,025,000	500
Accounts receivable - related party	3,220,392	3,267,825
Total current assets	5,388,148	3,268,325

Film Assets:
Yellow, net of accumulated amortization of $0	15,033,354	14,653,173
Storage 24, Net of Accum. Amortization of $3,728,120	1,771,880	2,841,353
Films in development	167,517	34,000
Total film assets	16,972,751	17,528,526

Fixed Assets:
Land	22,100,000	-
Site Development	314,533	-
Capitalized Preacquisition Costs	-	72,872
Equipment	2,084	-
Furniture & Fittings	17,398	-
Motor Vehicles	19,000	19,000
Less: Accumulated depreciation	(3,855)	(31)
Total Fixed Assets	22,449,160	91,841
Total Assets	$ 44,810,059	$ 20,888,692

Continued on next page.

MEDIENT STUDIOS, INC.

Balance Sheets

As of September 30, 2013 and December 31, 2012

(Unaudited)

Continued from previous page

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable	$ 163,141	$ 171,910
Accounts Payable - Related Party	683,635	486,905
Notes Payable	2,180,000	6,040,000
Interest on Notes Payable	321,866	190,321
Settlement Payable	-	385,000
Credit Line	600,000	-
Interest Payable on Credit Line	9,000	-
Restricted Notes	742,500	-
Interest Payable Restricted Notes	9,183	-
Aged Debt	1,016,709	-
Interest Payable on Aged Debt	8,278	-
Stock to be Issued	30,000	30,000
Accrued Expenses	266,145	35,000
Taxes Payable	-	-
Payroll Taxes Payable	2,211	-
Total Current Liabilities	6,032,668	7,339,136

Long Term Liabilities
Capital Lease	3,635,538	-
Deferred Revenue	18,464,462	-
Total Liabilities	28,132,668	7,339,136

Stockholders' Equity
Preferred stock, 50,000,000 shares authorized, 10,000,000 issued and outstanding	10,000,000	10,000,000
Common stock, $0.001 par value, 500,000,000 shares authorized and 38,022,329 and 28,458,100 shares issued and outstanding, respectively	38,,022	28,458
Common Stock Converted	283,291	0
Additional paid-in capital	6,754,247	3,763,811
Accumulated deficit in development stage	0	(259,318)
Retained earnings	(398,169)	16,605
Total stockholders' equity	16,677,391	13,549,556
Total liabilities and stockholders' equity	$ 44,810,059	$ 20,888,692

The accompanying notes are an integral part of these financial statements.

MEDIENT STUDIOS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Revenue	$(38,381)	$ -	$1,911,619	$ 150

Cost of Sales:
Commission & Fees	6,181	-	6,181	-
Amortization of film asset	6,204	-	1,069,473	-
Gross margin	(50,766)	-	835,965	150

Operating expenses:
General and administrative expenses	438,092	95	595,747	272
Licenses	0	1,000	2,638	4,000
Depreciation	1,924	0	3,824	0
Stock for Services	0	107,400	0	107,400
Professional fees	193,839	11,275	241,589	22,688
Total expenses	633,855	119,770	843,798	134,360

Exchange Gain	(65,383)	0	(65,383)	0
Interest expense	101,121	8	213,006	25

Tax expense (benefit)	(125,216)	-	-	-
Net income (loss)	$(595,143)	$(119,778)	$(155,456)	$(134,235)

Per share information:
Net profit/(loss) per common share - basic and fully diluted	$ (0.02)	$ (0.09)	$ (0.00)	$ (0.10)

Weighted average number of common stock outstanding	39,752,684	1,404,000	33,240165	1,404,000

The accompanying notes are an integral part of these financial statements.

MEDIENT STUDIOS, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012

Cash flows from operating activities
Net profit (loss)	$ (155,456)	$ (134,235)

Adjustments to reconcile net profit to net cash provided by (used in) operating activities:
Depreciation	3,824	0
Amortization of Film Assets	1,069,473	0
Increase in Assets and Liabilities
(Increase) in Accounts Receivable	(1,977,067)	0
Capitalization of additions to Film Costs	(380,181)	0
(Increase) in Film Rights	(133,517)	0
(Decrease) in Accounts Payable	(8,769)	(48,312)
Increase in Accounts Payable to Related Parties	196,730	0
Increase in Interest on Notes Payable	131,545	0
Increase in Interest on Credit Line	9,000	0
Increase in Interest on Aged Debt	8,278	0
Increase in Interest on Restricted Notes	9,183	0
Increase in Payroll Taxes	2,211	0
Increase in Accrued Expenses	231,145	0
(Decrease) in Settlement	(385,000)	0
(Increase) in Fixed Assets	(19,482)	0
Increase (Decrease) in Line of Credit	0	(1,000)
Common Stock to be Issued for Services	0	107,400
Taxes payable	0	0
Net cash used in operating activities	(1,398,083)	(76,147)

Cash flows from investing activities
Land and Capitalized Site and Preacquisition Costs	(22,341,661)	0
Net cash provided by investing activities	(22,341,661)	0

(Continued on next page)

MEDIENT STUDIOS, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(Continued from previous page)

Cash flows from financing activities
Issuance of common stock	292,855	0
Additional paid-in capital	2,990,436	0
Capital Lease	3,635,538	0
(Decrease) in Notes Payable	(3,860,000)	0
Increase in Credit Line	600,000	0
Increase in Aged Debt	1,016,709	0
Increase in Restricted Notes	742,500	0
Deferred Revenue	18,464,462	0
Assumption of liabilities by former shareholders	0	75,333
Net cash provided by financing activities	23,882,500	75,333

Net increase (decrease) in cash and cash equivalents	142,756	(814)
Cash and cash equivalents, beginning of fiscal year	0	814
Cash and cash equivalents, end of period	$ 142,756	$ 0

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.

Notes to the Financial Statements

September 30, 2013

(Unaudited)

NOTE 1 - BUSINESS AND BASIS OF PRESENTATION

Business

Medient Studios, Inc. (‘Medient’, the ‘Company’, the ‘Registrant’, ‘We’, ‘Our’) was incorporated on September 10, 2007 in the state of Nevada. The Company operates on a calendar year-end.

Medient, headquartered in Effingham County, Georgia, is a global film production and distribution company with a strong presence in the key markets of North America, Europe and India. Medient's management team has approximately 150 years of experience in the motion picture industry and is responsible for producing or financing in excess of 250 movies. To date, some 14 movies, in multiple languages and continents, two music acts and several hundred live performance shows have been produced under the Medient banner.

The Company’s first horror film, Storage 24, was filmed and produced in the United Kingdom. Storage 24 has been licensed globally, and was world premiered in London by Universal Pictures Visual Programming Limited. The Company's second major film rights acquisition, Yellow, was written and directed by Nick Cassavetes, the director of The Notebook and My Sister’s Keeper. Yellow was filmed in the United States, and the film world premiered in September 2012 at the Toronto International Film Festival. (“TIFF”). Since the TIFF screening, the movie has participated in a number of domestic and international film festivals, most recently winning “Best Film” at the Catalina Film Festival. The Company has received several offers for distribution and is currently reviewing dates for the film’s domestic and international releases.

Medient has procured and has initiated construction of the largest film studio in North America (“Studioplex”). On August 21, 2013, the Company entered into a lease agreement (“Lease”) with the Effingham County Industrial Development Authority (the “IDA”), an instrumentality of the State of Georgia. Under this Lease, the Company leased approximately 1,550 acres of land located within Effingham County, Georgia.  The Lease is effective from August 21, 2013 through July 1, 2033.  No interest is payable and no payments are due for the first two years, with the total rent of $10 Million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 Million in investment and 1,000 jobs on or before the end of year five.  At the end of the Lease, the Company has the option to purchase the property for $100.  Furthermore, the State of Georgia and the IDA are providing additional cash grants, rebates, and tax incentives for the Studioplex

In connection with the Lease, the Company and the IDA entered into the Bond Loan Purchase Agreement, pursuant to which the IDA agreed to issue up to $300 Million in Taxable Industrial Development Revenue Bonds.  The bond will be issued as a single bond draw-down instrument, which will mature on July 1, 2033 and bear interest at a rate of 6.00% per annum, payable on July 1 of each year.  The proceeds of the bonds will be used by the IDA to acquire the Studioplex, subsequently leased to the Company.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the three and nine months ended September 30, 2013 and 2012 respectively have been made.

Investments in subsidiaries, that the Company may acquire, where it has a controlling interest, will be reported using the equity method.  For those businesses that the Company acquires and does not have a controlling interest, they will be accounted through the Noncontrolling Interest method.

Unaudited Interim Financial Statements

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheet, statement of operations, statement of stockholders’ equity and statement of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results of operations for the full year or any other interim period.  The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents. Deposits made are also considered cash equivalents.

Revenue Recognition

The Company recognizes revenue from the sale of products in accordance with ASC 605-15 “Revenue Recognition ”, (formerly Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104").  Revenue will be recognized only when all of the following criteria have been met.

1. Persuasive evidence of an arrangement exists

2. Ownership and all risks of loss have been transferred to buyer, which is generally upon delivery

3. The price is fixed and determinable, and

4. Collectability is reasonably assured.

Land Lease

The Company entered a capital Lease with the IDA under which the Company owns the economic interest in approximately 1550 acres of land in Effingham, GA subject to payments of the rental thereon.

The Company undertook an independent appraisal of the value of the land that totaled $22.1 Million that has been capitalized and not depreciated.

Long Term Liability- Capital Lease

Under the terms of the Lease the Company pays rentals of $10 Million over a 20 year period. The total rentals have been discounted to a net present value of $3,635,538, using an annual discount rate of 10.43%. This discount rate applied is the Company’s weighted average of its cost of borrowing from third parties (excluding Accounts Payable and non-interest bearing Notes).

Site Development Costs

Costs incurred in securing the approximate 1550 acre property in Effingham, GA and those incurred in the commencement of preconstruction works have been capitalized as Site Development Costs and not depreciated. Previously incurred Preacquisition Costs have also been included within this category, as the economic interest in the property has been secured under the terms of the Lease.

Gain Contingency

The Company accounts for deferred revenue using the Gain Contingency Model. This is in accordance with ASC 450-20 “Contingencies – Gain Contingencies”.

The Company calculates that there is deferred revenue of $18,464,462, being the difference between the independent appraisal of the value of the land leased from the IDA and the net present value of the 20 year capital Lease with the IDA. This represents the estimated value of the assistance provided by the IDA in granting the Lease of the land.

In calculating the net present value of the capital Lease, an annual discount rate of 10.43% was applied to future rental payments. The discount rate applied is the Company’s weighted average of its cost of borrowing from third parties (excluding Accounts Payable and non interest bearing Notes).

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  The Company has ten million preferred shares outstanding, convertible into ten million shares of common stock. Earnings per share is calculated for the number of common shares issued and outstanding for the period. At the end of the period the Company had 38,022,329 common shares outstanding.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the quarters ended September 30, 2013 and 2012, and the nine months ended September 30, 2013 and 2012 the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the periods then ended.

Income Taxes

Provision for income taxes represents actual or estimated amounts payable on tax return filings each year. Deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the accompanying balance sheets, and for operating loss and tax credit carry forwards. Any change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period. Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as an adjustment to the tax provision or benefit in the period of enactment.

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.  At September 30, 2013, the Company did not have any financial instruments.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended September 30, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 3 - CREDIT LINE

On August 26, 2013, the Company executed a $5 Million credit facility with TCA Global Credit Master Fund, LP. The facility is to finance development of motion pictures and also Print and Advertising costs for US domestic release of films.

As of September 30, 2013, the Company has a current credit line in the amount of $5 Million, of which $600,000 has been drawn down. The amount drawn down is secured in the Company’s Accounts Receivables and Film Assets.

NOTE 4 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 500,000,000 shares with a $0.001 par value. At September 30, 2013, the Company had 38,022,329 shares of its common stock issued and outstanding. The Company has 50,000,000 preferred shares authorized.  At September 30, 2013, the Company had 10,000,000 preferred shares issued and outstanding.

During the three months ended September 30, 2013, the Company issued 4,165,778 shares of its common stock.

NOTE 5 - INCOME TAXES

The Company has adopted ASC 740-10 that requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 34% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012
Prior Year	$82,522	$ 25,017
Tax (Expense)/benefit	52,855	26,847
Total	135,377	51,864
Less: Valuation Allowance	(135,377)	0
Net Deferred Tax Asset	$ 0	$ 51,864

At September 30, 2013 and 2012, the Company had net operating loss carry forwards of approximately was $398,169 in 2013 and $134,235 in 2012, respectively, for federal income tax purposes. These carry forwards, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated it activities subsequent to the three months ended September 30, 2013 and that there are no significant subsequent events requiring reporting.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

Medient Studios, Inc. was incorporated on September 10, 2007 in the state of Nevada. The registrant's fiscal year end is December 31st.

The registrant has initiated the building and construction of a movie studio, entertainment facility and campus on the approximately 1,550 acre property being leased by the registrant from the IDA On August 21, 2013, we executed various agreements with the IDA, pursuant to which the registrant leased the property from the IDA for a period of 20 years.  In addition, the IDA granted the registrant an option to purchase the property.

Facilities will include the movie and electronic games studios, housing, cinema and electronic games experiences with large areas providing both recreational and retailing services to the general public. Once complete, the studio will be the largest movie production facility in the world outside of Asia.

The Medient management team has relocated to Savannah, GA.

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

Results of Operations

For the three months ended September 30, 2013, we lost revenues of $38,381.  We paid commission and fees of $6,181 for reselling Storage 24 and paid the amortization of film assets of $6,204.  As a result, we had a gross margin of $(50,766).  We paid general and administrative expenses of $438,092, depreciation expenses of $1,924, and professional fees of $193,839.  We received $65,383 on the exchange gain, and paid interest expenses of $101,121.  We had a tax benefit of $125,216.  As a result, we had a net loss of $595,143 for the three months ended September 30, 2013.

Comparatively, for the three months ended September 30, 2012, we did not earn any revenues.  We paid general and administrative expenses of $95 and license expenses of $1,000.  We paid $107,400 in stock for services and paid professional fees of $11,275.  We had an interest expense of $8. As a result, we had a net loss of $119,778 for the three months ended September 30, 2012.

The $475,365 difference in net loss for the three months ended September 30, 2013 and 2012 was primarily the result of increased general and administrative expenses and professional fees incurred initiating the building and construction of the Effingham movie Studioplex.  The reduction in revenue was due to a sale of Storage 24 to China was reversed as a result of difficulties in having the movie rated.

For the nine months ended September 30, 2013, we earned revenues of $1,911,619.  We paid commissions and fees of $6,181 and paid $1,069,473 for the amortization of film assets.  As a result, we had a gross margin of $835,965.  We paid general and administrative expenses of $595,747 and license expenses of $2,638.  We paid depreciation expenses of $3,824 and professional fees of $241,589.  We had an exchange gain of $65,383 and paid interest expenses of $213,006.  As a result, we had a net loss of $155,456 for the nine months ended September 30, 2013.

Comparatively, for the nine months ended September 30, 2012, we earned revenues of $150.  We paid general and administrative expenses of $272 and license expenses of $4,000.  We paid $107,400 for stock for services, and paid professional fees of $22,688.  We had interest expenses of $25.  As a result, we had a net loss of $134,235 for the nine months ended September 30, 2012.

The $21,221 increase in net loss for the nine months ended September 30, 2013 compared to September 30, 2012 was caused primarily from by the increase in general and administrative expenses.  Our general and administrative expenses increased due to the additional management hired now that the land in Effingham County has been secured.  We earned $1,911,619 in revenues for the sale of Storage 24, but this was offset by the $1,069,473 amortization of the film asset.

Capital Resources and Sources of Liquidity

For the nine months ended September 30, 2013, we spent $22,341,661, $241,661 of which was on capitalized site and preacquisition costs, and we capitalized $22,100,000 in regards to the economic interest in land.  As a result, we had net cash used in investing activities of $22,341,661 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we did not pursue any investing activities.

For the nine months ended September 30, 2013, we received $292,855 from the issuance of common stock and $2,990,436 from additional paid-in capital.  We accounted for the net present value of the capital lease of $3,635,538, and $18,464,462 of deferred revenue.  We had a decrease in notes payable of $3,860,000.  We had an increase in our credit line of $600,000, an increase in aged debt of $1,016,709, and an increase in restricted notes of $742,500.  As a result, we had net cash used in financing activities of $23,882,500 for the nine months ended September 30, 2013.

For the nine months ended September 30, 2012, we received $75,333 from the assumption of liabilities by former shareholders.  As a result, we had net cash used in financing activities of $75,333 for the nine months ended September 30, 2012.

As part of the proposed $40 Million cost of the initial phase of construction of the Studioplex, we have $226,000 of commitments for capital expenditures within the next year. These include the costs of architectural design, attorneys, civil engineering, geotechnical survey, DRI development, rezoning, wetland master plan, traffic study, water distribution master plan, sanitary sewer master plan, stormwater master plan, and utility master plan.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

During the period ended September 30, 2013, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2013.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2013 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2013, the Company issued 4,165,778 common shares as result of the exercising of convertible notes outstanding.

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

Dated: November 19, 2013

Medient Studios, Inc.

By: /s/Manu Kumaran

Manu Kumaran

Principal Executive Officer

Principal Financial Officer