Form 10-K
period 2013-12-31
MEDIENT STUDIOS, INC.
filed 2014-03-31
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 2013

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________ to _____________

Commission file number: 000-53835

MEDIENT STUDIOS, INC.

 (Exact name of registrant as specified in its charter)

Nevada	41-2251802
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1635 Old River Road, Bloomingdale, Georgia 31302

 (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:

(912) 298 2000

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year. The market value of the Registrant’s voting $.001 par value common stock held by non-affiliates of the Registrant was approximately $2,248,993.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.  The number of shares outstanding of the Registrant’s only class of common stock, as of March 31, 2014 was 327,883,654 shares of its $0.001 par value common stock.

TABLE OF CONTENTS

PART I

PART II

PART III

PART IV

ITEM 15 Exhibits, Financial Statement Schedules	61
SIGNATURES	63

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to Medient Studios, Inc. ("Medient") plans, strategies, objectives, expectations, intentions and adequacy of resources.

For further information about risks, uncertainties and other factors, please review the disclosure included in this report under Item 1A "Risk Factors."

PART I

ITEM 1. BUSINESS

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to the “Registrant” "We," Us," “Our” “Medient” or the "Company" are to Medient Studios, Inc.

About Medient Studios, Inc.

The Company, headquartered in Effingham County, Georgia, is a global film production and distribution company with a strong presence in the key markets of North America, Europe and India. Medient's management team has approximately 150 years of experience in the motion picture industry and is responsible for producing or financing in excess of 250 movies. To date, some 14 movies, in multiple languages and continents, two music acts and several hundred live performance shows have been produced under the Medient banner.

Medient was incorporated on September 10, 2007 in the state of Nevada. The Company operates on a calendar year-end.

Change of Control

On August 28, 2012, Mr. Manu Kumaran (“Mr. Kumaran”) acquired controlling interest in the Company via a stock purchase agreement.

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

On August 27, 2012, the Board of Directors of Fairway Properties, Inc. adopted a resolution approving an amendment to our Articles of Incorporation to:

- effectuate an increase from one hundred forty million (140,000,000) shares of common stock, par value $0.001 per share, to five hundred million (500,000,000) shares of common stock, par value $0.001 per share;

- authorize the creation of fifty million (50,000,000) preferred shares and

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

The Creation of Preferred Stock

The Board of Directors approved an amendment to further the Company’s best interest to have authorized but unissued 50 Million preferred shares available in order to provide (a) flexibility for future corporate action; (b) to further the Company’s best interest in order to raise additional capital and to be used for corporate opportunities; and (c) the need to issue shares of preferred stock or securities convertible into common stock in connection with strategic corporate transactions, acquisitions, and other business arrangements and corporate purposes, is desirable to avoid repeated separate amendments to the Company’s Articles of Incorporation and the delay and expense incurred in amending the Articles of Incorporation.

Change of the name of Fairway Properties, Inc. to Medient Studios, Inc. to more accurately reflect the business of Fairway Properties, Inc.

Due to the change in the nature of Fairway Properties, Inc.’s business, the name of Fairway Properties, Inc. no longer represented the Company’s business.  Changing its name does not have any effect on the Company’s corporate status.  All new stock certificates are issued bearing the new name.

On November 26, 2012, The Company acquired Kumaran Holding, LLC (“KH”) an Oklahoma limited liability corporation that was founded for the acquisition and exploitation of theatrical quality motion picture rights on a global basis including rights in Storage 24 and Yellow.

2013 Events

On March 19, 2013, the Company entered into a Memorandum of Understanding with the Effingham County Industrial Development Authority, Georgia, whereby the Company shall have the beneficial ownership of 1560 acres of real property (“Property”) in Effingham

County, Georgia together with an option to purchase the legal title to the Property.

On May 7, 2013, the Company announced that Prime Focus Limited (“Prime Focus”) and Medient had entered into a non-binding Memorandum of Understanding that provides that Prime Focus and Medient shall execute a definitive agreement for the provision of equipment, technology and skill transfer by Prime Focus to Medient. The Company is in the process of finalizing the definitive agreement. The value of the Prime Focus contribution is estimated by Medient management to be in excess of $40 Million.

The Effingham County Industrial Development Authority (“IDA”) at its Board meeting held on the 19 th of June 2013 approved the issuance of $300 Million Industrial Development Bonds maturing on July 1, 2033 bearing 6% interest related to Medient’s Studioplex in Effingham County.

On July 30, 2013 Medient announced that it had signed a Memorandum of Understanding to acquire one hundred percent ownership of Germany based Atlas International Film GmbH (“Atlas”). This acquisition was completed in the first quarter of 2014.

On August 21, 2013, the Company entered into a lease agreement (“Lease”) with the IDA. for the Property. The Lease is effective from August 21, 2013 through July 1, 2033.  No interest is payable and no payments are due for the first two years, with the total rent of $10 Million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 Million in investment and 1,000 jobs on or before the end of year five (5).  At the end of the Lease, the Company has the option to purchase the Property for $100.

On December 4, 2013 Charles Koppelman, Chairman and CEO of CAK Entertainment Inc., joined the Company as Vice Chairman of the Board of Directors.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.  All intercompany balances and transactions are eliminated.   Management believes that all adjustments necessary for a fair presentation of the results of the twelve (12) months ended December 31, 2013 and 2012 respectively have been made. The Company does not have any subsidiaries.

Employees

The Company has begun initial operations. We have 28 full time consultants at the present time.

STRATEGY AND SALES SUMMARY

Strategy

The Company’s management team has identified the following strategies to drive the growth and potential success of the Company. Subject to financing, due diligence, and approval by the Board of Directors, the Company intends –

1) To vertically reintegrate the film production process to eliminate waste, reduce inefficiencies and maximize profitability.

2) To horizontally expand potential markets for the same intellectual property through simultaneous production of electronic games and multiple language film versions.

3) To build a cutting edge, technologically superior production facility in an environmentally sustainable fashion. This live and work campus will enhance efficiency and create exponential reductions in the costs of movies and games.

4) To maximize all available inter alia soft monies including but not restricted to State tax credits, New Market tax credits, employment creation tax credits green energy tax credits etc…to further minimize the effective cost of production.

5) To expand the footprint of operations of the Company into mainland Europe, South East Asia, China and South America to ensure optimal presence in key and emerging entertainment markets.

6) To aggressively pursue a strategy of acquisitions to build scale and comprehensive integrated interface for all elements of the entertainment industry.

Sales Summary

The Company has a number of domestic and international sales distribution agreements with companies such as Universal Pictures Visual Programming Limited, Magnolia Pictures and others.

STORAGE 24

Storage 24 is a horror genre movie directed by Johannes Roberts, and starring Noel Clarke. The rights to Storage 24 were acquired by the Company on October 18, 2012.

There are executed distribution agreements for theatrical and video on demand with a number of international distributors, including Universal Pictures Visual Programming Limited, CN Entertainment, IPA Asia Pacific, and domestically with Magnolia Pictures.

Rights for the development, production and exploitation of any prequel, sequel or remake film(s) of the Storage 24, together with such rights required for the inclusion of the Monster in film(s) have been sold in 2013.

YELLOW

Yellow is a drama that was written and directed by Nick Cassavetes, and stars Heather Wahlquist, Ray Liotta, Melanie Griffith, Sienna Miller, and others. The rights to Yellow were acquired by the Company on October 18, 2012.

The movie has been screened at several prestigious festivals around the world including the Toronto International Film Festival, Tokyo International Film Festival, South by Southwest Film Conference & Festival and the Catalina Film Festival, where it won “Best Film”. Atlas acts as international sales agent and ICM/Jeff Berg handles domestic distribution.

COMPETITION, MARKETS AND REGULATION

Competition

The Company competes both domestically and internationally for the exploitation and commercialization of theatrical films, DVD and on-demand sales, cable and television rights, and other forms of intellectual property.  Our competitors range from small independent film producers to well financed established film studios, such as Lionsgate, Sony, and Disney.

Markets

The Company’s target market is domestic and international film distributors, as well as domestic and international film theater patrons.

Current Operational Status

The Company’s first film rights acquisition, Storage 24, has been and continues to be distributed globally. Rights for the development, production and exploitation of any prequel, sequel or remake film(s) of the Storage 24, together with such rights required for the inclusion of the Monster in film(s) have been sold.

 The Company's second major film rights purchase was Yellow, The Company is currently reviewing dates for the film’s domestic and international releases.

The Company is actively engaged in the development and/or acquisition of multiple intellectual properties for production in 2014.

The Company has commenced preconstruction activities on the Property. Multiple statutory and mandatory engineering surveys are under way.

Investment Company Act 1940

Although the Company will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, it believes that it will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act") insofar as it will not be engaged in the business of investing or trading in securities. The Company has obtained no formal determination from the SEC as to its status under the 1940 Act and, consequently, any violation of the 1940 Act would subject it to material adverse consequences. The Company believes that, currently, it is exempt under Regulation 3a-2 of the 1940 Act.

ITEM 1A. RISK FACTORS

GENERAL BUSINESS RISK FACTORS

COMPANY RISK FACTORS

Each prospective investor should carefully consider the following risk factors, as well as all other information set forth elsewhere in this filing, before purchasing any of the shares of the Company’s common stock.

1.  We incorporated and now operate the Company during challenging general economic conditions.

The entertainment industry has suffered difficult times over the past several years. Sales of film DVDs and console games have dropped dramatically, therefore making it more difficult for film productions to obtain necessary financing and exploitation revenues.

2.  We have a limited revenue and performance history.

Our revenue has not been enough to support operations. We are not profitable, and must be regarded as a rapidly evolving Company with all of the unforeseen costs, expenses, problems, risks and difficulties to which such companies are subject.

3.  We can give no assurance of success or profitability.

There is no assurance that We will generate profits or that the market price of our common stock will be increased thereby.

 4.  We may have a shortage of working capital in the future due to delays in realizing revenues and/or increased capital requirements for construction of the Studioplex or film production which could jeopardize Our ability to carry out Our business plan.

.

5.   The costs of producing and marketing feature films have steadily increased and may further increase in the future, making it more difficult for a film to generate a profit or compete against other films.

6.   Budget overruns may adversely affect Our business.

7.  We may in the future issue more shares that could cause a loss of control by Our present management and current stockholders.

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

9.  Mr. Kumaran, our CEO, has preferred shares with 250 for one voting rights.  He has the ability to control and make corporate decisions and investors will have limited ability to affect corporate decisions.

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

15.   We rely upon pre-sales, advances and guarantees for film finance. Market conditions can fluctuate dramatically which could result in an inability to finance Our film productions.

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

17.  We currently have a credit facility. We have a secured credit facility with respect to financing development, production and exploitation of Our motion pictures. The lender has certain lien rights on the Company’s accounts receivables and intellectual property. In general, We have primarily depended upon financing arrangements tied to specific motion pictures for the funding of Our film productions. We cannot assure investors that We can secure a credit facility or that, if We secure a credit facility, the terms will be favorable to Us. Without a credit facility, We will not have the same flexibility with Our financing arrangements as some of Our competitors and will need to continue to rely upon financing arrangements tied to specific motion pictures for the funding of Our productions and the exploitation thereof.

18.   Our success depends on the performance of our films and games. It is widely acknowledged that the entertainment industry is inherently volatile and therefore unpredictable.

 19.   We license exploitation rights to Our films and games to distributors worldwide. We do not control the timing and manner in which the distributors promote and release Our product which may have an adverse impact on our revenues..

20.   The film industry is heavily unionized and We could be adversely affected by strikes, potential strikes or other union job actions.

21.   We are smaller and less diversified than many of Our competitors.

22.   Protecting and defending against intellectual property claims may have a material adverse effect on our business.  Our ability to compete depends, in part, upon successful protection of Our intellectual property. We do not have the financial resources to protect Our rights to the same extent as major studios. We are not a member of the Motion Picture Association of America (“MPAA”) as are the major studios and as a result We cannot rely on MPAA resources to prevent piracy and copyright infringements. We attempt to protect proprietary and intellectual property rights to Our productions through available copyright and trademark laws and licensing and distribution arrangements with reputable international companies in specific territories and media for limited durations. Despite these precautions, existing copyright and trademark laws afford only limited practical protection in certain countries. We also distribute Our products in other countries in which there may be no copyright or trademark protection. As a result, it may be possible for unauthorized third parties to copy and distribute our productions or certain portions or applications of our intended productions, which could have a material adverse effect on Our business, results of operations and financial condition.

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

23.   Others may assert intellectual property infringement claims against Us.  One of the risks of the film production business is the possibility that others may claim that Our productions and production techniques misappropriate or infringe the intellectual property rights of third parties with respect to their previously developed films, stories, characters, other entertainment or intellectual property. We may receive in the future claims of infringement or misappropriation of other parties’ proprietary rights. Any such assertions or claims may materially adversely affect Our business, financial condition or results of operations. Irrespective of the validity or the successful assertion of such claims, We could incur significant costs and diversion of resources in defending against them, which could have a material adverse effect on Our business, financial condition or results of operations. If any claims or actions are asserted against Us, we may seek to settle such claim by obtaining a license from the plaintiff covering the disputed intellectual property rights. We cannot assure, however, that under such circumstances a license, or any other form of settlement, would be available on reasonable terms or at all.

24.   Piracy of motion pictures, including digital and internet piracy may reduce the gross receipts from the exploitation of Our films.  Motion picture piracy is extensive in many parts of the world and is made easier by technological advances and the conversion of motion pictures into digital formats.

25.   There is a potential for disputes and litigation in the motion picture business.  There are risks of disputes and litigation with financiers, competitors, unions, producers and other talent, and with distributors. We cannot assure investors that We will prevail in the event of any disputes or litigation.

26.  The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.  We are a "penny stock" company. Our common stock trades on the OTCQB Market and We are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of investors to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

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

27.  We will pay no dividends in the foreseeable future.  We have not paid dividends on our common stock and do not ever anticipate paying such dividends in the foreseeable future.

28.  Our shareholders may suffer future dilution due to issuances of shares for various considerations in the future.  There may be substantial dilution to Our shareholders as a result of future decisions of the Board of Directors to issue shares without shareholder approval for cash, services, or acquisitions.

29.  Medient's stock may be thinly traded and as a result an investor may be unable to sell at or near ask prices or at all if the investor needs to liquidate shares.  The shares of Medient's common stock may be thinly-traded in the OTCQB, meaning that the number of persons interested in purchasing Medient's common shares at or near ask prices at any given time may be relatively small or non-existent. Due to these conditions, Medient can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if the investor needs money or otherwise desires to liquidate the securities of Medient.

30.  Trading in Our shares in the public market will most likely be volatile because of factors beyond Our control. There can be no assurance that Our shares will continue to be quoted on the OTCQB or that if they are, there will be an active trading market for the shares. Accordingly, it could be difficult for holders of Our common stock to liquidate their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We have offices located at 131 Southern Boulevard, Savannah, GA 31405, and adjacent to the property at 1635 Old River Road, Bloomingdale, GA 31302. Monthly rent of $2,500 is charged re the Savannah office, and We are responsible for upkeep and other costs at the site office although no rent is charged.

We have also signed a 20 year lease on the Property. We have no lease payments due until August, of 2016.

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

	High	Low
Year Ended December 31, 2013
First quarter	$ 3.00	$ 0.30
Second quarter	1.85	0.19
Third quarter	2.33	0.33
Fourth quarter	0.43	0.01

Holders

As of January 15, 2014, We have approximately 878 shareholders of record of our common stock.

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

Dividend Policy

As of the filing of this Annual Report, We have not paid any dividends to shareholders. There are no restrictions which would limit Our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit Us from declaring dividends where, after giving effect to the distribution of the dividend; We would not be able to pay Our debts as they become due in the usual course of business; or Our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution

Recent Sales of Unregistered Securities

During the years ended December 31, 2011 and 2010, We made no sale or issuance of our unregistered securities.

During the year ended December 31, 2012, the Company issued 27,054,000 shares.

On October 24, 2012, the Company issued 179,000 restricted shares to members of the former management team as consultant fees.

On October 24, 2012 the Company issued 250,000 restricted shares as compensation for Directors fees.

On November 26, 2012, the Company issued 26,000,000 restricted common shares and 10,000,000 preferred shares pursuant to the terms of the Kumaran Holding, LLC securities purchase and sales agreement.

On December 4, 2012, the Company issued 3,250,000 common shares in exchange for the conversion of  $1,300,000 of liabilities.

On January 9, 2012, and February 6, 2013, the Company issued a total of 2,500,000 common shares in exchange for the conversion of $1,000,000 of liabilities.

During the Year ended December 31, 2013, the Company issued 81,383,420 common shares.

On March 19, 2013 the Company issued a total of 2,898,551 of common shares in exchange for the conversion of $2,000,000 of liabilities.

On April 11, 2013, the Company issued 2,625,000 shares that were remaining to be issued as per the Kumaran Holding, LLC acquisition agreement.

During the three months ended September 30, 2013, the Company issued 4,165,778 shares of its common stock due to financing activities.

On December 13, 2013, the Company issued 11,000,000 shares in Directors consultancy services.

On December 13, 2013, the Company issued 13,800,000 shares pursuant to previously signed debt conversion agreements related to the production of Yellow and Storage 24.

On December 13, 2013, the Company issued 2,000,000 shares in as compensation for outside legal counsel.

On December 13, 2013, the Company issued 325,000 shares as a retainer fee for investment banking services.

On December 13, 2013, the Company issued 420,000 shares pursuant to various employment agreements.

On December 13, 2013, the Company issued 2,855,000 shares in various third party consultants.

During the three months ended December 31, 2013, an additional 41,294,091 shares were issued pursuant to financing activities.

Issuer Purchases of Equity Securities

Medient did not repurchase any shares of its common stock during the years ended December 31, 2013 or 2012.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

MANAGEMENTS' DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with Our audited financial statements and notes thereto included herein and “Forward Looking Statements” above.

PLAN OF OPERATIONS

Plan of Operations

We are a content creation company with a truly global footprint. 2013 was a year of great momentum and 2014 will see Us consolidate on those gains and activate the full power of a Company and a management group with over a decade of experience. Movies will be greenlit in multiple languages, Yellow will be released and Phase I of the Studioplex construction will commence.

Movie Production

We expect to finalize Our slate for 2014-15 by May 1, 2014 and announce it during the Cannes Film Festival in May. Cannes is the biggest congregation of all elements of the film industry and the launch of the slate will also dovetail into the introduction of the Studioplex for several key industry demographics.

The objective will be have three films into principal photography by the end of the year and to have at least one film complete by the end of the year.

As stated in the 2013 letter to the share owners The production plan has a narrow focus on the most profitable segment of the film business -- action, horror, sci fi fantasy and thrillers. Interestingly, these genres are also the most indifferent to the star system. Most studio tent pole releases over the past few years have featured unknown or relatively lower level stars in the leading role. The "star independent" nature of the genre allows Medient to ensure optimal utilization of the studio further enhancing profitability.

Our production team will also provide production services and tax credit management for a number of Indian films that are expected to shoot in Georgia to take advantage of the State’s film tax rebate program.

The film industry has maintained a very healthy rate of growth, and is projected to continue growing in both domestic and international markets. According to a recent study by PWC, global consumer/end-user spending on entertainment and media is anticipated to grow by a CAGR of 5.6% from 2012 to 2017.  International box office is up 32% over five years, driven by growth in various international markets, including China, Russia and Brazil.  The Chinese box office grew by 36% in 2012 to become the largest international market. The Indian film industry generated US$3.2 Billion in 2010, and is projected to grow to US$5 Billion by 2014 with a projected CAGR of 14.1%.

Our horizontal integration plan to produce the same script in multiple languages targets specific high growth markets like China, India and Latin America. The simultaneous production plan minimizes the incremental cost per additional language version while potentially multiplying the revenues.

Film Sales

Our acquisition of Atlas furthers our strategy of complete vertical integration. Founded in 1967 Atlas is one of the oldest independents in the international film licensing business, with more than 46 years of experience.  Atlas arranges production financing, provides worldwide sales, marketing and distribution services and structures co-productions for theatrical and television product, and their portfolio represents more than 100 producers from all over the world, for which the company has signed over 12,000 license deals.

This year Atlas will represent a minimum of four independent films in addition to Yellow and the new Medient slate and market these films to distributors around the world.

One of two big events for 2014 will be the release in the USA of Our film Yellow. The film has had extremely positive reviews from the trade and the festival audiences and We are confident that it will appeal to the young audience in the USA. We will announce a release date for Yellow by May 31, 2014.

Studioplex

The Medient Studioplex will be the most advanced film and game production facility in the world. The sound stages will feature the latest robotics technology and the pre and post production infrastructure planned will facilitate an entirely new work flow in the creation of content. Once operational these tools will exponentially reduce the cost of movies and will allow real time sharing of assets between the various processes of film and game creation.

The facility will be a carbon neutral sustainable complex with a host of green technologies and will be a live - work campus.

Overview

Through the vertical integration of production and distribution, the horizontal integration of multiple language films, the application of technologies and logistics to reduce cost, and the support from the County and State, Medient management believes this strategy will be highly successful in reaching its goals to reach unusual levels of profitability.

RESULTS OF OPERATIONS

For the year ended December 31, 2013, We earned revenues of $2,056,307. We spent $11,687 in commissions and fees, and recorded $1,069,473 for the amortization of film costs, earning a gross margin of $975,147. We had depreciation expense of $5,748, general and administrative expenses of $1,193,997 and licensing fees of $2,638.  We incurred $478,845 on professional fees, investment banking fees and the other professional services. We issued stock for services of $456,585. Such services included investment banking of $9,750, payroll of $12,600 and consultancy of $434,235.  We incurred other net expenses of $203,963 (which included interest expense of $269,346, offset by other income of $65,383). As a result, We had a net loss of $1,366,629 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, We earned revenues of $3,267,825.  We incurred $156,960 in commissions and fees, and recorded $2,658,647 for the amortization of film costs, earning a gross margin of $452,218. We recorded depreciation expense of $31, general and administrative expenses of $216,955 and paid licensing fees of $4,000. We incurred $79,688 on professional fees and $227,400 on stock for services. We incurred other expenses of $41,774 that primarily included interest. As a result, We had a net loss of $117,630 for the year ended December 31, 2012.  The increase in net loss between the year ended December 31, 2012 and 2013 is primarily due to increased operating costs in 2013 related to the construction of the Studioplex.

For the year ended December 31, 2013, We had an increase in accounts receivable of $2,060,500, an increase in accounts receivable from related parties of $61,255, obtained  deposits of $74,700 and incurred $3,475,732 in film costs.  We added $22,100,000 related to the Studioplex Property and added $276,831 as site development costs. Fixed assets increased by $19,482.

We had an increase in accounts payable of $15,590 and an increase in accounts payable to related parties of $211,718. Accrued expenses increased by $826,699 primarily arising from increased operations. A settlement of $385,000 was settled in full. Notes payable reduced by a net of $196,000. We issued $3,764,000 in notes payable for post production film costs related to Yellow and pre visualization film costs on two further film productions. In addition $3,791,868 in notes payable were converted into common stock. Our credit line borrowings increased by $600,000 and further increased by $188,289 related to investment banking and other fees. Restricted notes were issued in a net amount of $966,000, with interest thereon increasing by $23,644. Aged debt of $617,382 was issued and accrued interest on aged debt increased by $8,278.

As a result, we had net cash used by operating activities of $2,099,533, net cash used in investing activities of $296,313 and net cash provided by financing activities of $2,395,846 for the year ended December 31, 2013.

Comparatively, for the year ended December 31, 2012, We had an increase in accounts receivable of $500, an increase in accounts receivable from related parties of $3,267,825 from the exploitation of Storage 24 and acquired $20,187,173 of film rights. We spent $72,872 on site development costs and acquired equipment for $19,000. We had an increase in accounts payable of $171,910, an increase in accounts payable to related parties of $486,905 and We had an increase in accrued liabilities of $255,321. We recorded a settlement payable of $385,000 and issued $6,040,000 in notes payable in connection with the acquisitions of film rights to Storage 24 and Yellow. We incurred $190,321.in accrued interest on loans, and a decrease in Our line of credit of $1,000.

As a result, We had net cash used by operating activities of $19,744,097, net cash used in investing activities of $93,872 and net cash provided by financing activities of $19,827,951 for the year ended December 31, 2012.

CAPITAL LEASE AND GOVERNMENT ASSISTANCE

On August 21, 2013, the Company entered into a lease agreement (“Lease”) with the Effingham County Industrial Development Authority (the “IDA”). Under the Lease, the Company leased approximately 1,560 acres of land located primarily within Effingham County, Georgia. The Lease is effective from August 21, 2013 through July 1, 2033. No interest is payable and no payments are due for the first two years, with the total rent of $10 Million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 Million in investment and 1,000 jobs on or before the end of year 5 (five). At the end of the Lease, the Company has the option to purchase the Property for $100. Furthermore, the State of Georgia and the IDA are providing additional cash grants, rebates, and tax incentives for the Studioplex. The Lease has been accounted for as a capital lease and the net present value of the minimum lease payments under the Lease is $3.6 Million.

The Company obtained an independent third party appraisal on the Lease land, which indicated that the land has a fair market value of $22.1 Million. The difference between the net present value of the minimum Lease payments and the fair market value of the land is considered the value of the government assistance under the Lease.

The $18.5 Million of government assistance has been deferred on the accompanying balance sheet until such time as the Company’s obligations under the Lease have been fulfilled. During the course of the Lease, the Company has beneficial ownership of the land and can utilize the land as collateral for financing purposes. The Company incurred approximately $276,831 and $72,872 of site development costs on the land in 2013 and 2012, respectively.

The discounted rate used in calculating the present value of the minimum lease payment was 10.72, which represents the Company’s incremental borrowing rate.

Future interest and principal payments under the Lease are as follows:

For Period Ended        Interest           Principal       Total Payment       Balance

    2014                                                                                                $4,158,082

    2015                                                                                                  4,622,217

    2016                       $465,478           $90,078            $555,556         4,532,141

    2017                         455,410           100,146              555,556         4,431,994

   2018                          444,213           111,343              555,556         4,320,651

Thereafter                $5,034,899      $3,298,433         $8,333,332       $             0

LIQUIDITY

In 2012 and 2013 We generated revenues from the release of Storage 24, and the sale of prequel and sequel rights on the film. It is anticipated that accounts receivable therefrom will be paid to the Company in the third quarter of 2014.  We will be releasing the film Yellow both domestically and internationally either late in the second quarter or beginning of the third quarter of 2014. In addition to the revenues generated by Storage 24, the Company has raised sufficient investor capital to cover the Company’s overhead requirements pending the release of Yellow. Upon the film’s release, the net proceeds of the film are expected by the Company’s management to not only fund the Company’s operations, but also provide capital for additional new film productions. The Company has completed or has financing agreements in place for the Property, and $40 Million in special effects, production and post production equipment and services. The Company is currently working to complete additional project financing for the construction of the Studioplex.

Non Cash Flow Items

We acquired the beneficial interest in the land valued at $22,100,000 and entered a capital lease for $10,000,000 that is discounted to a net present value of $3,635,538. Deferred government assistance was $18,464,462. We issued common stock of $3,791,868 from the conversion of debt and issued stock for services of $456,585. We issued notes payable for film costs incurred of $3,764,000 and we assumed payables of $311,244.

For the year ended December 31, 2012, We assumed $7,725,000 of liabilities in an acquisition of film rights. We issued 10,000,000 preferred shares for the film rights acquisition, and issued 2,112,951 common shares for the acquisition. In addition, we issued common stock of $1,300,000 from the conversion of debt and issued $277,400 of common stock for services.

Capital Resources

We have common stock and preferred stock as Our capital resources.

We currently have no material commitments for capital expenditures within the next year related to the construction of the Studioplex; however we anticipate entering into material contracts in 2014. We intend funding these contracts with vendor financing, third party financing and internally generated cash flow.

In 2012 We had no material commitments for capital expenditures within the next year, however, We intended to incur significant expenses and capital expenditures as part of Our business plan.

Need for Additional Financing

In 2012 and 2013 We generated revenues from the release of Storage 24, and the sale of prequel and sequel rights on the film. It is anticipate that the accounts receivable therefrom will be paid to the Company in the third quarter of 2014. We will be releasing the film Yellow both domestically and internationally either late in the second quarter or beginning of the third quarter of 2014. In addition to the revenues generated by Storage 24, the Company has raised sufficient investor capital to cover the Company’s overhead requirements pending the release of Yellow. Upon the film’s release, the net proceeds of the film are expected by the Company’s management to not only fund the Company’s operations, but also provide capital for additional new film productions. The Company has completed or has financing agreements in place for the Property, and $40 Million in special effects, production and post production equipment and services. The Company is currently working to complete additional project financing for the construction of the Studioplex.

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

Medient Studios, Inc.

Index to

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Medient Studios, Inc.

Effingham, Georgia

We have audited the accompanying balance sheets of Medient Studios, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medient Studios, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and 2012, included in the Form 10-K and, accordingly, we do not express an opinion thereon.

The Hall Group, CPAs

Dallas, Texas

March 28, 2014

MEDIENT STUDIOS, INC.

BALANCE SHEETS

AS OF DECEMBER 2013 AND 2012

	December 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and Cash Equivalents	$ -	$ -
Accounts Receivable	2,061,000	500
Accounts Receivable - Related Party	3,329,080	3,267,825
Deposits	74,700	-
Total Current Assets	5,464,780	3,268,325

Non-Current Assets:
Film Costs, net of accumulated amortization	21,004,258	17,528,526
Land	22,100,000	-
Site Development Costs	349,703	72,872
Equipment	38,482	19,000
Accumulated Depreciation	(5,779)	(31)
Total Non-Current Assets	43,486,664	17,620,367
Total Assets	$48,951,444	$20,888,692

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts Payable	$ 187,500	$ 171,910
Accounts Payable - Related Party	698,623	486,905
Accrued Expenses	1,082,020	255,321
Settlement Payable	-	385,000
Notes Payable	5,844,000	6,040,000
Credit Line	788,289	-
Restricted Notes	966,000	-
Aged Debt	617,382	-
Total Current Liabilities	10,183,814	7,339,136

Long Term Liabilities:
Capital Lease Obligation	3,635,538	-
Deferred Government Assistance	18,464,462	-
Total Long Term Liabilities	22,100,000	-
Total Liabilities	$32,283,814	$7,339,136

MEDIENT STUDIOS, INC.

BALANCE SHEETS

AS OF DECEMBER 2013 AND 2012

(Continued from previous page)

Stockholders' Equity (Deficit)
Preferred Stock, 50,000,000 shares authorized, 10,000,000 Issued and Outstanding	$10,000,000	$10,000,000
Common stock, $0.001 par value; 500,000,000 shares authorized, and 109,841,420 and 28,458,000 shares issued and outstanding, respectively	109,841	28,458
Additional Paid-in Capital	8,167,131	3,763,811
Retained (deficit)	(1,609,342)	(242,713)
Total Stockholders' Equity (Deficit)	16,667,630	13,549,556
Total Liabilities and Stockholders' Equity	$48,951,444	$20,888,692

See the notes to these financial statements.

MEDIENT STUDIOS, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenue	$2,056,307	$3,267,825

Cost of Sales
Commissions and Fees	11,687	156,960
Amortization of Film Costs	1,069,473	2,658,647
Total cost of sales	1,081,160	2,815,607
Gross Margin	975,147	452,218

Operating Expenses:
Depreciation expense	5,748	31
General and administrative expenses	1,193,997	216,955
Licensing fees	2,638	4,000
Professional Fees	478,845	79,688
Stock for services	456,585	227,400
Total operating expenses	2,137,813	528,074

Other
Other expense (net)	203,963	41,774

Net (Loss)	$(1,366,629)	$(117,630)

Earnings per share information:
Net loss per common share, basic and fully diluted	$ (0.01)	$ (0.03)
Weighted average number of common stock outstanding, basic and diluted	72,358,210	3,958,773

See the notes to these financial statements.

MEDIENT STUDIOS, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM SEPTEMBER 10, 2007 (INCEPTION) THROUGH DECEMBER 31, 2013

	Preferred Stock Number of Shares	Preferred stock $1.00 par	Common stock number of shares	Common stock $.001 par	Additional Paid-in Capital	Retained earnings	Total
Balance - December 31, 2011	-	$ -	1,404,000	$1,404	$75,181	$(125,083)	$(48,498)
Assumption of liabilities by previous shareholders	-	-	-	-	75,333	-	75,333
Common stock issued for services	-	-	429,000	429	226,971	-	227,400
Common stock issued in satisfaction of debt	-	-	3,250,000	3,250	1,296,750	-	1,300,000
Common stock issued for acquisition of Kumaran Holding	-	-	23,375,000	23,375	2,089,576	-	2,112,951
Preferred stock issued for acquisition of Kumaran Holding	10,000,000	10,000,000	-	-	-	-	10,000,000
Net loss	-	-	-	-	-	(117,630)	(117,630)

Balance - December 31, 2012	10,000,000	$10,000,000	28,458,000	$28,458	$3,763,811	$(242,713)	$13,549,556
Common stock issued for services	-	-	16,600,000	16,600	439,985	-	456,585
Common stock issued in satisfaction of liabilities	-	-	62,158,426	62,158	3,729,710	-	3,791,868
Common stock issued for acquisition of Kumaran Holdings	-	-	2,625,000	2,625	233,625	-	236,250
Net loss	-	-	-	-	-	(1,366,629)	(1,366,629)

Balance - December 31, 2013	10,000,000	$10,000,000	109,841,420	$109,841	$8,167,131	$(1,609,342)	$16,667,630

See the notes to these financial statements.

MEDIENT STUDIOS, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	Year ended December 31, 2013	Year ended December 31, 2012
Cash flows from operating activities:
Net loss	$(1,366,629)	$ (117,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	456,585	227,400
Depreciation	5,748	31
Amortization of film costs	1,069,473	2,658,647
Movement in assets and liabilities:
(Increase) in accounts receivable	(2,060,500)	(500)
(Increase) in accounts receivable from related parties	(61,255)	(3,267,825)
(Increase in film costs	(781,205)	(20,187,338)
Increase in accounts payable	15,590	171,910
Increase in accounts payable to related parties	211,718	486,905
Increase in accrued expenses	370,114	225,321
Increase in Other	40,828	59,000
Net cash used by operating activities	(2,099,533)	(19,744,079)

Cash flows from investing activities
Purchase of fixed assets	(19,482)	(19,000)
Site Development Costs	(276,831)	(74,872)
Net cash used in investing activities	(296,313)	(93,872)

Cash flows from financing activities:
Assumption of liabilities in film rights acquisition	-	7,725,000
Issuance of preferred stock for acquisition of film rights	-	10,000,000
Issuance of common stock	24,175	2,112,951
Credit line borrowings	788,289	-
Aged debt borrowings	617,382	-
Restricted notes borrowings	966,000	-
Net cash provided by financing activities	2,395,846	19,837,951

Net (decrease) in cash	-	(814)
Cash and cash equivalents - beginning of period	-	814
Cash and cash equivalents - end of period	$ -	$ -

Supplemental disclosure of non-cash investing and financing activities:
Capital lease and Government assistance	$22,100,000	$ -
Shares of common stock issued in conversion of debt	3,791,868	1,300,000
Notes payable issued for film costs	3,764,000	-
Stock issued for services	456,585	227,400
Payables assumed	311,244	75,333

MEDIENT STUDIOS, INC.

Notes to the Financial Statements

For the Years Ended December 31, 2013 and 2012

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Medient is a global film production and distribution company with a strong presence in the key markets of North America and India. In 2013, the Company entered into a lease with the IDA under which the Company has the beneficial ownership of the Property together with an option to purchase the legal title to the Property on which Company intends to build a Studioplex.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.   Management believes that all adjustments necessary for a fair presentation of the results of the years ended December 31, 2013 and 2012 have been made. The Company currently does not have any subsidiaries.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less and money market instruments to be cash equivalents

Film Costs

The Company has acquired the rights to two completed films: Storage 24 and Yellow. Storage 24 was released in Europe in 2012 and in the United States in 2013.  The Company is currently reviewing dates for domestic and international release of Yellow

Film costs include the costs of the film rights that were acquired by the Company plus additional costs incurred prior to release. The films are amortized using the individual film forecast method, and the costs are amortized pro-rata for the current period’s revenue over management’s estimate of ultimate revenue.    The Company began amortizing films in the fourth quarter of 2012, when they began to recognize revenue.

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

Impairment of Long Lived Assets

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the value of expected future discounted operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or future discounted operating cash flows.  The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. As of March 31, 2014, management determined that both major assets were not impaired.

Revenue Recognition

The Company recognizes revenue from the sale or licensing arrangement of a film in accordance with ASC 605-15 “Revenue Recognition”. Revenue will be recognized only when all of the following criteria have been met:

Persuasive evidence of a sale or licensing arrangement with a customer exists.
The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery.

The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale.
The arrangement fee is fixed or determinable.

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

Medient Unstoppable Limited Revenue

Revenue is due to the Company from a related party, Medient Unstoppable Limited, of which the Company’s co-founder is a significant shareholder, in the amount of the net proceeds from the FTR as well as income from sales of Storage 24. In accordance with an intercompany agreement between the Company and Medient Unstoppable Limited, all revenues earned by Medient Unstoppable Limited for the movie Storage 24 are due to the Company. This includes FTR.

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  There were no potentially dilutive common stock equivalents as of December 31, 2013; therefore basic earnings per share is the same as diluted earnings per share for the year ended December 31, 2013. As the Company incurred net losses during the years ended December 31, 2013 and 2012 the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the years ended December 31, 2013 and 2012, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the years then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.   At December 31, 2013, the Company did not have any financial instruments.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the year ended December 31, 2013, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - CAPITAL LEASE AND GOVERNMENT ASSISTANCE

On August 21, 2013, the Company entered into a lease agreement (“Lease”) with the Effingham County Industrial Development Authority (the “IDA”). Under the Lease, the Company leased approximately 1,560 acres of land located primarily within Effingham County, Georgia. The Lease is effective from August 21, 2013 through July 1, 2033. No interest is payable and no payments are due for the first two years, with the total rent of $10 Million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 Million in investment and 1,000 jobs on or before the end of year 5 (five). At the end of the Lease, the Company has the option to purchase the Property for $100. Furthermore, the State of Georgia and the IDA are providing additional cash grants, rebates, and tax incentives for the Studioplex. The Lease has been accounted for as a capital lease and the net present value of the minimum lease payments under the Lease is $3.6 Million.

The Company obtained an independent third party appraisal on the Lease land, which indicated that the land has a fair market value of $22.1 Million. The difference between the net present values of the minimum Lease payments and the fair market value of the land is considered the value of the government assistance under the Lease.

The $18.5 Million of government assistance has been deferred on the accompanying balance sheet until such time as the Company’s obligations under the Lease have been fulfilled. During the course of the Lease, the Company has beneficial ownership of the land and can utilize the land as collateral for financing purposes. The Company incurred approximately $276,831 and $72,872 of site development costs on the land in 2013 and 2012, respectively.

The discounted rate used in calculating the present value of the minimum lease payment was 10.72, which represents the Company’s incremental borrowing rate.

Future interest and principal payments under the Lease are as follows:

For Period Ended        Interest           Principal       Total Payment       Balance

    2014                                                                                                $4,158,082

    2015                                                                                                  4,622,217

    2016                       $465,478           $90,078            $555,556         4,532,141

    2017                         455,410           100,146              555,556         4,431,994

   2018                          444,213           111,343              555,556         4,320,651

Thereafter                $5,034,899      $3,298,433         $8,333,332       $             0

NOTE 3 – MATERIAL AGREEMENTS

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

The Company has sold the rights for the development, production and exploitation of any prequel, sequel or remake film(s) of the Storage 24, together with such rights required for the inclusion of the Monster in film(s).

On May 7, 2013, the Company and Prime Focus entered into a Memorandum of Understanding that provides that Prime Focus and Medient shall execute a definitive agreement for the provision of equipment, technology and skill transfer by Prime Focus to Medient. The Company is in the process of finalizing the definitive agreement

NOTE 4 – FILM COSTS

The Company has acquired the rights to two completed films: Storage 24 and Yellow.  Storage 24 was released in Europe in 2012 in the United States in 2013. The Company is currently reviewing domestic and international release dates for Yellow. A number of other films are currently being developed by the Company.

The following presents the cost basis of each of the films:

	December 31, 2013	December 31, 2012
Yellow	$17,783,918	$14,653,173
Storage 24	5,500,000	5,500,000
Films in Development	1,448,460	34,000
Film Costs, Prior to Amortization	24,732,378	20,187,173
Less: Accumulated Amortization	(3,728,120)	(2,658,647)
Total Film Costs (net)	$21,004,258	$17,528,526

Film costs include the unamortized costs of the film rights that were acquired by the Company in addition to film costs incurred by the Company.   The films are amortized using the individual film forecast method, and the costs are amortized pro-rata for the current period’s revenue over management’s estimate of ultimate revenue.

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

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or future operating cash flows.   As of December 31, 2013, no indications of impairment exist

NOTE 5 – SETTLEMENT PAYABLE

In 2012 the Company assumed a $385,000 settlement payable that was filed against Yellow Productions, LLC prior to the acquisition of the rights to Yellow by the Company. The settlement was payable upon demand and was settled in 2013.

NOTE 6 – NOTES PAYABLE

The Company has assumed certain debt in the acquisition of the film assets, as discussed in Note 1.   The following presents the notes payable outstanding as of December 31, 2013:

December 31, 2013
Lender	Date of Loan	Due Date	Original Principal Amount	Principal Balance Only	Balance with Accrued Interest	Film
Prime Focus	10/01/13	10/01/16	3,764,000	3,764,000	3,764,000	Yellow & New Projects
Tommee May	5/18/2011	Post Release	180,000	180,000	180,000	Yellow
Indion Group	4/27/2012	Post Release	4,556,130	500,000	500,000	Yellow
AMAG	9/13/2011	8/31/2012	1,000,000	800,000	1,146,063	Yellow
Derreck Lee	5/1/2011	Post Release	500,000	600,000	600,000	Yellow
				$5,844,000	$6,190,063

Prime Focus is a multi-national visual effects and post-production company. The Dubai division of Prime Focus provided $3,764,000 of services, of which $2,500,000 was in relation to special effects costs of Yellow and $1,264,000 was in relation to pre visualization costs for two current projects. No interest is payable.

Tommee May, a media investor, made a loan of $180,000 towards the production cost of the film Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012.  No interest is payable.

Indion Group, a media and tax credit investor, made an initial loan of $4,556,130 towards the production cost of the film Yellow. This liability was reduced by the receipt of the film’s tax rebate to the amount of $600,000, and assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012. No interest is payable.

AMAG, Inc. is a media investment company. It made a loan of $1,000,000, which has accumulated $346,063 of interest, towards the production cost of the film Yellow. In addition to repayment of principal and interest, AMAG shall receive a three percent participation in Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012. This note is currently in default. The Company is in the process of negotiating an extension. Annual interest is payable at 12%.

Mr. Derreck Lee, a media investor made a loan of $500,000, which has accumulated $100,000 of interest, towards the production cost of the film Yellow. In addition to repayment of principal and interest, Mr. Lee shall receive profit participation in the film after all other debts and equity investors in the film are paid in full. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012. No interest is payable.

As of December 31, 2013, it cannot be reasonably estimated as to how much, if any, may be paid out as profit participation under these agreements and therefore, nothing (other than interest where applicable) has been accrued.

NOTE 7 - CREDIT LINE

The Company’s former line of credit was repaid by the former majority shareholders of the Company during the year. As of December 31, 2013, the Company has a new credit line of which $600,000 has been drawn down and with interest and other costs the amount outstanding of $788,289.  The Company has no other outstanding liabilities on any credit facilities. The annual interest rate on the credit line is 12%.

NOTE 8 – RESTRICTED NOTES

During the year ended December 31, 2013, the Company issued $1,044,500 of Restricted Notes of which $78,500 were converted to common stock during the year. The balance of Restricted Notes as at December 31, 2013 was $966,000.

Annual interest rates on Restricted Notes range from 0% to 12%. Accrued Interest as of December 31, 2013 on the Restricted Notes was $23,644.

NOTE 9 -AGED DEBT

During the year to December 31, 2013, the Company retired debt with the use of Aged Debt in the amount of $1,400,000. Of this, $782,618 was converted to common stock during the year, with a balance outstanding of $617,382 as a December 31, 2013.

Annual interest rates on Aged Debt range from 0% to 12%. Interest Accrued on Aged Debt as of December 31, 2013 was $8,278.

NOTE 10 – SCREEN ACTORS GUILD

During the year ended December 31, 2013, the Company assumed a debt due to the Screen Actors Guild (“SAG”) regarding the film, Yellow, in the amount of $311,244. The Company repaid $42,000 of the debt in 2013, leaving a balance of $269,244 as of December 31, 2013.

The Company also obtained a deposit held by SAG in the amount of $70,000.

NOTE 11 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 500,000,000 shares with a $0.001 par value. At December 31, 2013 and 2012, the Company had 109,841,420 and 28,458,000 shares of its common stock issued and outstanding respectively. The Company has 50,000,000 preferred shares authorized and 10,000,000 and 10,000,000 shares issued and outstanding, respectively.

During the years ended December 31, 2013 and 2012, the Company issued 109,841,420 and 27,054,000 shares, respectively.  The Company issued 105,000 shares (179,000 in 2012) for services performed by the former majority shareholders of the Company, 105,000 shares earned for services performed by board members (250,000 in 2012), 62,283,420 shares issued in exchange for debt (3,250,000 in 2012), and 23,375,000 in 2012 for the acquisition of Kumaran Holding, LLC.

NOTE 12 - INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 20% of significant items comprising the Company’s net deferred tax amounts as of December 31, 2013 and 2012 are as follows:

Prior Year	$48,543	$25,017
Tax Benefit for Current Period	273,326	23,526
Total Deferred Tax Asset	321,869	48,543
Less: Valuation Allowance	(321,869)	(48,543)
Net Deferred Tax Asset	$0	$0

At December 31, 2013 and at December 31, 2012, the Company had net deferred tax assets of $0 and $0, respectively, for federal income tax purposes. These assets, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 13 – EMPLOYEE BENEFIT PLANS

During the years ended December 31, 2013 and 2012, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 14 – DUE TO RELATED PARTY

The Company is obligated to a shareholder for funds advanced to the Company for operating expenses. The advances are unsecured and are to be paid back upon demand. The amounts due at December 31, 2013 and 2012 are $698,623 and $486,905, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

As presented in Note 6, the Company has entered into participation agreements in which the Company will pay the participation holders a portion of the proceeds from films after all debt has been repaid.    As of December 31, 2013, it cannot be reasonably estimated as to how much, if any, may be paid out under these agreements, and therefore, no interest has been accrued.

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

NOTE 15 - SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to the year ended December 31, 2013 and noted the following reportable events:

On January 23, 2014 Mr. Matthew Mellon resigned as a director of the Company

On January 28, 2014, Medient completed the acquisition of Atlas International Film GmbH (“Atlas”).

On January 6, 2014, the Board of Directors of Medient Studios, Inc. adopted a resolution approving an amendment to our Articles of Incorporation to:

•

effectuate an increase of the authorized common shares from 500,000,000, par value $.001 per share, to 5,000,000,000, par value $.001 per share; and

•

effectuate an increase in the votes per share of the Company’s Series A Preferred Stock, par value $.001 per share, from 25 to 250 votes per share.

Medient obtained the written consent of stockholders representing 64.0% of the voting power of the Company’s outstanding stock as of January 6, 2014, approving an amendment to the Company’s Articles of Incorporation to affect the above-mentioned corporate actions.  Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions will not be effective and an amendment to our Articles of Incorporation effectuating the corporate actions will not be filed with the Secretary of State for the State of Nevada, until twenty (20) days after the date this Information Statement is filed with the Securities and Exchange Commission and a copy thereof is mailed to each of the Company’s stockholders.

On January 29, 2014, Medient appointed San Francisco based Merriman Capital, Inc. (“Merriman Capital”) as the Company's capital markets advisor and Designated Advisor for Disclosure for the OTCQX market. The OTCQX marketplace is the premier tier of the U.S. Over-the-Counter (“OTC”) market, providing investors with an objective measure to distinguish the best OTC-traded companies.

On February 10, 2014, Mr. Kumaran, Chairman of the Board and Chief Executive Officer,  converted $660,000 of personal loans to the Company into common stock at $0.064 per share, the book value of the Company. The approximately 10.3 Million represents an 822% premium to the closing market price on February 7, 2014.

On March 21, Medient announced that Shore Development and Construction, LLC was engaged by the Company and contracted as the construction manager for the Studioplex.

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

Under the supervision and with the participation of Our CEO, or the persons performing similar functions, Our management has evaluated the effectiveness of Our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, Our CEO, or the persons performing similar functions, concluded that Our disclosure controls and procedures were effective as of December 31, 2013.

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

Under the supervision and with the participation of Our CEO, or the persons performing similar functions, our management has assessed the effectiveness of Our internal control over financial reporting as of December 31, 2013, and concluded that it is effective.

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

Evaluation of Changes in Internal Control over Financial Reporting:

Under the supervision and with the participation of Our CEO, or those persons performing similar functions, Our management has evaluated changes in Our internal controls over financial reporting that occurred during 2013.  Based on that evaluation, Our CEO, or those persons performing similar functions, did not identify any change in Our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, Our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as Medient's directors or executive officers, including their ages as of December 31, 2013.

Name	Age	Position	Term
Mr. Manu Kumaran	44	Chief Executive Officer and Director	Annual

Mr. Graham Bradstreet	61	Task Leader	Annual
Mr. Pankaj Kapoor	41	Task Leader	Annual

Mr. Matthew Mellon	51	Director	Annual
(Resigned January 23, 2014)

Mr. Charles Koppelman       73          Director                                                    Annual

(Appointed December 4, 2013) Mr.Joseph Giamichael	36	Director	Annual

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

Biographical Information

Mr. MANU KUMARAN, age 44, is Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Medient Studios, Inc.

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

Mr. GRAHAM BRADSTREET, age 61, is a task leader of Medient Studios, Inc.

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

Mr. PANKAJ KAPOOR, age 41, is a task leader of Medient Studios, Inc.

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

Mr. MATTHEW MELLON, age 51, was a member of the board of directors and chairman of the compensation committee. Mr. Mellon resigned as of January 23, 2014.

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

Mr. CHARLES KOPPELMAN, age 73, is Vice Chairman and a Member of the Board of Directors of Medient Studios, Inc. Mr. Koppelman was appointed December 4, 2013.

Mr. Koppelman is a leading brand building figure in the entertainment industry. Koppelman has served as CEO and Chairman of Martha Stewart Living Omnimedia, Chairman and CEO of EMI Records and Chairman of Steve Madden. Currently he is a member of the Board of Directors of Six Flags Entertainment Corp., a director of the Las Vegas Sands Corp., as well as the Chairman and CEO of CAK Entertainment Inc., a brand development firm that provides advisory work for artists including, but not limited to, Jennifer Lopez, Marc Anthony, Nicki Minaj and Adam Levine.

Mr. JOSEPH GIAMICHAEL, age 36, is a member of the board of directors, and chairman of the audit committee.

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

 Compensation Committee

The members of the Board of Directors serve as its executive committee, with Mr. Mellon serving as its chairman. Mr. Mellon resigned on January 23, 2014.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and Board of Directors members during the fiscal years ended December 31, 2013 and 2012. The table sets forth this information for Medient, and the previous management team prior to the name change from Fairway Properties, Inc., including salary, bonus, and certain other compensation to the Board of Directors members and named executive officers for the past three fiscal years and includes all Board of Directors members and officers as of December 31, 2013.

SUMMARY COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Manu Kumaran	2013	0	0	0	0	0	0	0	0
CEO	2012	0	0	0	0	0	0	0	0

Graham Bradstreet	2013	59,000	0	0	0	0	0	0	59,000
Task Leader	2012	14,500	0	0	0	0	0	0	14,500

Matthew Mellon	2013	0	0	0	0	0	0	150,000	150,000
Director (2)	2012	0	0	78,500	0	0	0	0	78,500
Charles Koppelman Director (3)	2013	5,000	0	0	0	0	0	150,000	155,000

Joseph Giamichael	2013	0	0		0	0	0	30,000	30,000
Director	2012	0	0	52,000	0	0	0	0	52,000

Pankaj Kapoor	2013	6,000	0	0	0	0	0	0	6,000
Task Leader	2012	0	0	0	0	0	0	0	0

Michael D. Murphy	2012	0	0	0	0	0	0	0	0
CEO, Treasurer (1)

Sean Murphy	2012	0	0	0	0	0	0	0	0
President (1)

(1)

Messrs Michael and Sean Murphy resigned from the Company on August 28, 2012.

(2)

Mr. Matthew Mellon resigned from the Company on January 23, 2014

(3)

Mr. Koppelman was appointed December 4, 2013.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

Medient does not have a stock option plan as of the date of this filing. There was no grant of stock options to the Chief Executive Officer and other named executive officers during the fiscal years ended December 31, 2013 and 2012.

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

Director Compensation

The following table sets forth certain information concerning compensation paid to our directors for services as directors, but not including compensation for services as officers reported in the "Summary Compensation Table" during the year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan comp. ($)	Non-qualified deferred comp. earnings ($)	All other comp. ($)	Total ($)
Manu Kumaran	0	0	0	0	0	0	0
Matthew Mellon	0	0	0	0	0	150,000	150,000
Charles Koppelman	5,000	0	0	0	0	150,000	155,000
Joseph Giamichael	0	0	0	0	0	30,000	30,000

Mr. Mellon, Mr Koppelman and Mr. Giamichael continue to be active in other companies. They have retained the right to conduct their own independent business interests.

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

At this time, Our directors receive a monthly fee of $5,000 as cash compensation for serving on the Medient Board of Directors. Mr. Mellon, Mr. Koppelman and Mr. Giamichael were issued shares of common stock upon their initial appointment to the Board of Directors.

Limitation on Liability and Indemnification

Medient is a Nevada corporation. The Nevada Revised Statutes (“NRS”) provides that the Articles of Incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Medient Articles of Incorporation contain a provision eliminating the personal liability of directors to Medient or Medient shareholders for monetary damages to the fullest extent provided by the NRS.

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

Medient’s Articles of Incorporation also provide that Medient may purchase and maintain insurance on behalf of any person who is or was a director or officer of Medient or who is or was serving at the request of Medient as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not Medient would have the power to indemnify him or her against such liability.

EQUITY COMPENSATION PLAN INFORMATION

The Company has not established an equity compensation plan or Incentive Stock Option Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 31, 2014, the number and percentage of Our outstanding shares of common stock owned by (i) each person known to Us to beneficially own more than 5% of its outstanding common stock, (ii) each director, (iii) each named executive officer and significant employee, and (iv) all officers and directors as a group.

Name and Address	Number and Class of Shares	Percentage of Outstanding Common Shares
Manu Kumaran	0 common	0%
1635 Old River Road.	10,000,000 preferred
Bloomingdale, GA 31302

Graham Bradstreet	1,500,000 common	1.37%
1635 Old River Road
Bloomingdale, GA 31302

Pankaj Kapoor	4,625,000 common	4.21%
1635 Old River Road
Bloomingdale, GA 31302
Matthew Mellon	5,150,000 common	4.69%
795 Fifth Avenue
New York, NY 10065

Charles Koppelman 1330 Avenue of the Americas Suite 1800 New York, NY 10019	5,000,000 common	4.55%
Joseph Giamichael	1,100,000 common	1.00%
1576 Third Avenue
New York, NY 10128

Directors/ Officers	17,375,000 common	15.82%
As a group six (6) persons	10,000,000 preferred	100.00%
Joel Shapiro	3,000,000 common	2.73%
1635 Old River Road
Bloomingdale, GA 31302

Pankaj Rajani	2,750,000 common	2.50%
19C Grove End Road
Harrow, Middlesex, UK

Al Imran General Trading	3,250,000 common	2.96%
Bank House, St. Johns Road
Harrow, Middlesex, UK
Jasmine Valley	3,000,000 common	2.73%
Bank House, St. Johns Road
Harrow, Middlesex, UK

Dinesh Panicker	3,250,000 common	2.96%
Renfrew Cottage, US Road
Trivandrum, India 695010
Shilpa Sharma	2,250,000 common	2.05%
Hem Madhu Kunj
Bungalow No. D60, Sector 4
Airoli, Navi Mumbai 400708
India

Based upon 109,841,420 outstanding common shares and 10,000,000 outstanding preferred shares as of December 31, 2013.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than the acquisition of Kumaran Holding, LLC, We have not entered into any transaction nor are there any proposed transactions in which any of Our founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

Mr. Manu Kumaran, the Company’s Chief Executive Officer and a member of the Board of Directors, has loaned the Company as of December 31, 2013, a total of $698,623 on an interest free basis.

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

The following table represents aggregate fees billed to the Company for the years ended December 31, 2013 and December 31, 2012 by Chadwick and The Hall Group, CPAs.

	Year Ended December 31,
	2013	2012
Audit Fees	$52,485	$49,000
Audit-related Fees	0	0
Tax Fees	0	0
All Other	0	0
Total Fees	$52,485	$49,000

More than 50% of the audit work was performed by the accounting firm's full time employees.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)  List of Financial statements included in Part II hereof

Balance Sheets as of December 31, 2013 and 2012

Statements of Operations for the Years Ended December 31, 2013 and 2012

Statements of Stockholders' Equity (Deficit) for the Period from September 10, 2007 through December 31, 2013

Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

March 31, 2014

Manu Kumaran

Chief Executive Officer

Chief Financial Officer

Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Manu Kumaran

March 31, 2014

Manu Kumaran

Chief Executive Officer

Chief Financial Officer

Chairman

Controller

/s/ Graham Bradstreet

March 31, 2014

Graham Bradstreet

Task Leader

/s/ Pankaj Kapoor

March 31, 2014

Pankaj Kapoor

Task Leader

/s/ Charles Koppelman

March 31, 2014

Charles Koppelman

Director

/s/ Joseph Giamichael

March 31, 2014

Joseph Giamichael

Director