Form 10-Q
period 2014-03-31
MEDIENT STUDIOS, INC.
filed 2014-05-16
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number: 000-53835

Medient Studios, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	41-2251802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

131 Southern Boulevard, Savannah	GA 31405
(Address of principal executive offices)	(Zip Code)

(912) 298-2000

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

May 16, 2014: Common Stock – 661,250,840

MEDIENT STUDIOS, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29

SIGNATURES	30

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions, and include, but are not limited to, statements under the headings “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Outlook. Words such as “anticipate,” “believe,” “estimate,” “expects,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially (both favorable and unfavorably) from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in “Risk Factors” and elsewhere in this report, and those described from time to time in our past and future reports filed with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2013. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

MEDIENT STUDIOS, INC.

Balance Sheets

As of March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
Assets	(Unaudited)

Current assets
Cash and Cash Equivalents	$ 68,255	$ -
Accounts Receivable	3,338,094	2,061,000
Accounts Receivable – Related Party	3,355,246	3,329,080
Deposits	74,700	74,700
Total Current Assets	6,836,295	5,464,780

Non-Current Assets:
Film Costs, net of accumulated amortization	21,528.451	21,004,258
Land	22,100,000	22,100,000
Site Development Costs	445,288	349,703
Equipment	249,024	38,482
Accumulated Depreciation	(188,865)	(5,779)
Goodwill	5,481,838	-
Total Non-Current Assets	49,615,736	43,486,664
Total Assets	$56,452,031	$48,951,444

Continued on next page.

MEDIENT STUDIOS, INC.

Balance Sheets

As of March 31, 2014 and December 31, 2013

Continued from previous page

	March 31, 2014	December 31, 2013
	(Unaudited)
Liabilities and Stockholders' Equity

Current liabilities
Accounts Payable	$1,659,431	$187,500
Accounts Payable - Related Parties	316,553	698,623
Accrued Expenses	953,797	1,082,020
Notes Payable	5,351,764	5,844,000
Credit Line	788,289	788,289
Restricted Notes	1,805,339	966,000
Aged Debt	276,459	617,382
Other Debt	106,249	-
Total Current Liabilities	11,257,881	10,183,814

Long Term Liabilities
Capital Lease Obligation	3,840,830	3,635,538
Deferred Government Assistance	18,464,462	18,464,462
Other Long Term Debt – Atlas	5,316,725	-
Total Long Term Liabilities	27,622,017	22,100,000
Total Liabilities	$38,879,898	$32,283,814

Stockholders' Equity (Deficit)
Preferred stock, 50,000,000 shares authorized, 10,000,000 issued and outstanding	10,000,000	10,000,000
Common stock, $0.001 par value, 5,000,000,000 shares authorized and 327,883,654 and 109,841,420 shares issued and outstanding, respectively	327,884	109,841
Additional paid-in capital	10,209,152	8,167,131
Retained (deficit)	(2,964,903)	(1,609,342)
Total stockholders' equity	17,572,133	16,667,630
Total liabilities and stockholders' equity	$56,452,031	$48,951,444

The accompanying notes are an integral part of these financial statements.

MEDIENT STUDIOS, INC.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Revenue	$29,143	$1,950,000

Cost of Sales:
Commission & Fees	-	-
Amortization of film costs	1,469	1,063,269
Gross margin	27,674	886,731

Operating expenses:
Depreciation expense	5,731	950
General and administrative expenses	967,029	104,981
Licensing fees	-	2,638
Professional fees	224,863	10,000
Total operating expenses	1,197,623	118,569

Other
Discount Accretion	205,292	-

Other Income / (Expense) (net)	19,680	(52,327)
Taxation	-	(155,216)
Net Income / (Loss) after taxation	$(1,355,561)	$560,619

Earnings per share information:
Net Profit / (loss) per common share, basic and fully diluted	$(0.004)	$0.02

Weighted average number of common stock outstanding, basic and diluted	109,021,117	31,157,275

The accompanying notes are an integral part of these financial statements.

MEDIENT STUDIOS, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Cash flows from operating activities
Net profit (loss)	$(1,355,561)	$560,619

Adjustments to reconcile net profit/ (loss) to net cash used in operating activities:
Depreciation	5,731	950
Amortization of Film Assets	1,469	1,063,269
Movement in assets and liabilities:
(Increase) in Accounts Receivable	(4,500)	(1,950,000)
(Increase) in accounts receivable from related parties	(26,166)	-
(Increase) in Film Costs	(210,041)	(56,981)
Increase in accounts payable	1,325	-
Increase/ (decrease) in accounts payable to related parties	(2,037)	181,033
Increase in accrued expenses	31,818	77,490
Decrease in other	178,265	207,543
Net cash used in operating activities	(1,379,697)	83,923

Cash flows from investing activities
Purchase of fixed assets	(12,802)	-
Site development costs	(95,585)	(83,923)
Net cash used in investing activities	(108,387)	(83,923)

Cash flows from financing activities
Issuance of common stock	-	5,399
Restricted notes borrowings	839,339	-
Other borrowings	717,000	-
Net cash provided by financing activities	1,556,339	5,399

Net increase in cash	$68,255	-
Cash and cash equivalents, end of period	$68,255	$ -

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of Atlas	-	-
Common stock	50,000	-
Current assets	1,313,599	-
Non-current assets	5,813,208	-
Liabilities	7,076,807	-
Shares of common stock issued in conversion of debt	2,160,064	-
Additional paid in capital	-	2,994,601
Notes payable issued for film costs	-	(3,000,000)

The Accompanying Notes are an Integral Part of these Financial Statements.

MEDIENT STUDIOS, INC.

Notes to the Financial Statements

March 31, 2014

(Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Medient is a global film production and distribution company with a strong presence in the key markets of North America and India. In 2013, the Company entered into a lease agreement with the Effingham County Industrial Development Authority (“IDA”) whereby it has beneficial ownership of 1560 acres in Effingham County. The Company plans to construct a Studioplex on the property.

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.   Management believes that all adjustments necessary for a fair presentation of the results of the three months ended March 31, 2014 and 2013 have been made. The Company has one subsidiary: Atlas International Film GmbH.

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

The Company has acquired the rights to two completed films: Storage 24 and Yellow. Storage 24 was released in Europe in 2012 and in the United States in 2013.  The Company is currently reviewing dates for domestic and international release of Yellow.

Film costs include the costs of the film rights that were acquired by the Company plus additional costs incurred prior to release. The films are amortized using the individual film forecast method, and the costs are amortized pro-rata for the current period’s revenue over management’s estimate of ultimate revenue. The Company began amortizing films in the fourth quarter of 2012, when it began to recognize revenue from Storage 24.

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

Film costs acquired in the acquisition of Atlas International GmbH (“Atlas”) are the costs of film rights owned by Atlas. Such rights are depreciated over 50 years on a straight line basis.

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

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  There were no potentially dilutive common stock equivalents as of March 31, 2014; therefore basic earnings per share is the same as diluted earnings per share for the three months ended

March 31, 2014. As the Company incurred a net loss during the three months ended March 31, 2014 ( and a net profit for the three months ended March 31, 2013) the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the three months ended March 31, 2014 and 2013, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the three months then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.   At March 31, 2014, the Company did not have any financial instruments.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the three months ended March 31, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

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

The $18.5 Million of government assistance has been deferred on the accompanying balance sheet until such time as the Company’s obligations under the Lease have been fulfilled. During the course of the Lease, the Company has beneficial ownership of the land and can utilize the land as collateral for financing purposes. The Company incurred approximately $95,585 and $0 of site development costs on the land in the three months to March 31, 2014 and 2013, respectively.

The discounted rate used in calculating the present value of the minimum lease payment was 10.72%, which represents the Company’s incremental borrowing rate.

A Discount Accretion of $205,292 has been charged to the Profit & Loss Account to recognize the reduction in the benefit of the future lease payments.

Future interest and principal payments under the Lease are as follows:

For Period Ended	Interest	Principal	Total Payment	Balance
2014	-	-	-	$4,158,082
2015	-	-	-	4,622,217
2016	$465,478	$90,078	$555,556	4,532,141
2017	455,410	100,146	555,556	4,431,994
2018	444,213	111,343	555,556	4,320,651
Thereafter	$5,034,899	$3,298,433	$8,333,332	$ 0

NOTE 3 – ACQUISITION OF ATLAS INTERNATIONAL FILM GMBH

In January 2014, the Company completed the acquisition of Atlas International Film GmbH (“Atlas”). Under the Sale and Purchase Agreement, the Company purchased 100% of the issued and paid up capital of Euro 100,000 for $50,000, payable by issuing 5,000,000 common shares at $0.001.

Atlas has been consolidated as of March 31, 2014 and its results of operations have been recorded subsequent to the date of acquisition. The Company has temporarily recorded the excess purchase price as goodwill as of March 31, 2014.The Company will undergo a third party appraisal of Atlas’ film library as soon as practicable and believes that most of the goodwill will be allocated to the film library at that time.

NOTE 4 – MATERIAL AGREEMENTS

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

As of March 20, 2014 the Company contracted with Shore Development & Construction, LLC (“SDC”) to act as general contractor for the building of the Studioplex in Effingham, Georgia. The project is planned as a four-phase construction project with a targeted completion in 2018.

The total cost is estimated to be approximately $700 million

Phase One will include the construction of roads, utilities (to include but not limited to power, water, sewage…) and the Studio One (~1,000,000 square feet). Phase One is estimated to cost approximately $50 million

Phase Two will include Medient corporate offices, parking structure and elevated driveway.

Phase Three will include multiplex/gaming center, hotel, boutique hotel, housing, low retail and parking structure.

Phase Four will include Studio Two (~400,000 square feet), high-end retail, “leaf” concert venue and landscaping.

NOTE 5 – FILM COSTS

The Company has acquired the rights to two completed films: Storage 24 and Yellow.  Storage 24 was released in Europe in 2012 in the United States in 2013. The Company is currently reviewing domestic and international release dates for Yellow. A number of other films are currently being developed by the Company. The Company is currently filming a documentary being shot in India. Its initial preproduction costs of $50,300 were paid by the Company in the three months ended March 31, 2014.

The following presents the cost basis of each of the films:

	March 31, 2014	March 31, 2013
Yellow	$17,819,698	$14,653,173
Storage 24	5,500,000	5,500,000
Films in Development	1,622,721	34,000
Atlas Film Costs	353,155	-
Film Costs, Prior to Amortization	25,925,574	20,187,173
Less: Accumulated Amortization	(3,767,123)	(2,658,647)
Total Film Costs (net)	$21,528,451	$17,528,526

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

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the value of expected future operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or future operating cash flows.   As of March 31, 2014, no indications of impairment exist.

Film costs owned by Atlas are depreciated over 50 years on a straight line basis.

NOTE 6 – OTHER LONG TERM DEBT

HEB GmbH has lent Atlas significant monies at varying rates of interest.  The loan remains the obligation of Atlas and totaled $5,316,725 as at March 31, 2014.

NOTE 7 – NOTES PAYABLE

The following presents the notes payable outstanding as of March 31, 2014.

				March 31, 2014`
Lender	Date of Loan	Due Date	Original Principal Amount	Principal Balance Only	Balance with Accrued Interest	Film
Prime Focus	10/1/2013	10/1/2016	3,764,000	3,764,000	3,764,000	Yellow & New Projects
Tommee May	5/18/2011	Post Release	180,000	180,000	180,000	Yellow
AMAG	9/13/2011	8/13/2012	1,000,000	687,764	1,033,827	Yellow
Derreck Lee	5/1/2011	Post Release	500,000	600,000	600,000	Yellow
DDA	3/19/2014	3/18/16	120,000	120,00	120,000	N/A
				$5,351,764	$5,697,827

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

AMAG, Inc. is a media investment company. It made a loan of $1,000,000, which has accumulated $346,063 of interest, towards the production cost of the film Yellow. In addition to repayment of principal and interest, AMAG shall receive a three percent participation in Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012. The Company is in the process of negotiating an extension and has made a payment since March 31, 2014 in reduction of the note. Annual interest is payable at 12%.

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

DDA Public Relations Limited (“DDA”) is a public relations company, whose division, DDA Consulting, was retained by the Company as at March 19, 2014. DDA’s fee is $160,000, of which $40,000 was paid in April 28, 2014, and the balance of $120,000 is in the form of a note payable. No interest accrues on the note payable.

As of March 31, 2014, it cannot be reasonably estimated as to how much, if any, may be paid out as profit participation under these agreements and therefore, nothing (other than interest where applicable) has been accrued.

NOTE 8 - CREDIT LINE

As of March 31, 2014, the Company has a credit line of which $600,000 has been drawn down and with interest and other costs the amount outstanding of $788,289.  The Company has no other outstanding liabilities on any credit facilities. The annual interest rate on the credit line is 12%. The current credit line was repaid on May 13, 2014 in the amount of $806,506.

NOTE 9 – RESTRICTED NOTES

During the three months ended March 31, 2014, the Company issued $1,087,000 of Restricted Notes. Of the Restricted Notes $247,661 were converted to common stock during the period. The balance of Restricted Notes as at March 31, 2014 was $1,805,339.

Annual interest rates on Restricted Notes range from 0% to 12%. Accrued Interest as of March 31, 2014 on the Restricted Notes was $23,644

NOTE 10 -AGED DEBT

During the three months to March 31, 2014, the Company retired debt with the use of Aged Debt in the amount of $911,480. Of the total Aged Debt, $1,252,403 was converted to common stock during the period, with a balance outstanding of $276,459 as a March 31, 2014.

Annual interest rates on Aged Debt range from 0% to 12%. Interest Accrued on Aged Debt as of March 31, 2014 was $8,278.

NOTE 11 – SCREEN ACTORS GUILD

During the year ended December 31, 2013, the Company assumed a debt due to the Screen Actors Guild (“SAG”) regarding the film, Yellow, in the amount of $311,244 of which $269,244 was outstanding at December 31, 2013. The Company repaid the full $269,244 of the debt in the three months ended March 31, 2014.

The Company also has a deposit held by SAG in the amount of $70,000.

NOTE 12 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 5,000,000,000 common shares with a $0.001 par value. At March 31, 2014 and 2013, the Company had 327,883,654 and 33,856,551 shares of its common stock issued and outstanding respectively. The Company has 50,000,000 preferred shares authorized and 10,000,000 and 10,000,000 shares issued and outstanding, respectively.

During the three months ended March 31, 2014 and 2013, the Company issued 218,042,234 and 8,023,551 common shares, respectively.

NOTE 13 - INCOME TAXES

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 20% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2014 and 2013 are as follows:

Prior Year	$321,869	$48,543
Tax Benefit (Expense) for Period	474,446	273,326
Total Deferred Tax Asset	796,315	321,869
Less: Valuation Allowance	(796,315)	(321,869)
Net Deferred Tax Asset	$ 0	$ 0

At March 31, 2014 and at December 31, 2013, the Company had net deferred tax assets of $0 and $0, respectively, for federal income tax purposes.

NOTE 14 – EMPLOYEE BENEFIT PLANS

During the three months ended March 31, 2014 and 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 15 – DUE TO RELATED PARTIES

The Company is obligated to a shareholder for funds advanced to the Company for operating expenses. The advances are unsecured and are to be paid back upon demand. The amounts due at March 31, 2014 and 2013 are $36,586 and $667,938 respectively.

The reduction in the amount due to related party arises because $660,000 of this loan was converted to common stock during the three months ended March 31, 2013.

Further, two directors of Atlas advanced Atlas $279,967 as at March 31, 2014.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

As presented in Note 7, the Company has entered into participation agreements in which the Company will pay the participation holders a portion of the proceeds from films after all debt has been repaid.    As of March 31, 2014, it cannot be reasonably estimated as to how much, if any, may be paid out under these agreements, and therefore, no interest has been accrued.

Under the construction agreement with Shore Development & Construction, LLC (“SDC”) the Company has a commitment to pay $150,000 for SDC services in relation to phase 1 of construction. As at March 31, 2014 $50,000 had been paid with the further commitment of $100,000.

The Company is committed to finance a documentary being shot in India. The amount of the budget is $54,000 of which $50,300 has been funded by the Company. The further commitment is therefore $4,700.

NOTE 17 - SUBSEQUENT EVENTS

The line of credit of $788,289 as at March 31, 2014, was repaid on May 13, 2014 in the amount of $806,506.

On April 8, 2014, the Company announced that it will be producing its 16th film, Kickback, an espionage thriller inspired by real events in Russia.  Based on the autobiographical novel, the film will be shot in the Czech Republic, Poland and Hungary. The ensemble cast is set to star John Cusack (Lee Daniels' The Butler) Bond girl Famke Janssen (Taken, X-Men: The Last Stand, Goldeneye...) along with Mischa Barton (The Sixth Sense, ...), Sean Austin (Lord of the Rings: The Two Towers, Lord of the Rings: The Return of the King...) and Rutger Hauer (Blade Runner, Batman Begins, Sin City...).

On May 1, 2014 the Company announced that its subsidiary Atlas had acquired the film distribution rights of the Dutch wildlife movie The New Wilderness. Shot in state-of-the-art 4K, the documentary grossed more than $7 Million at the Dutch box office in 2013. It was the seventh highest grossing film finishing above hits like Iron Man 3, The Hangover Part III, Gravity, Django Unchained and Fast & Furious 6.

On May 6, 2014 the Company  announced that, as part of the Company's strategy to create a content and distribution pipeline for diversified audiences worldwide, it had entered into a joint venture with Tarantella Pictures. Under the terms of the agreement, the two companies will jointly develop, finance, produce and distribute content for the Chinese and other Far East Asian markets. Based in Kuala Lumpur, Tarantella Pictures is the leading production house in Malaysia, producing films such as Lagenda Budak Setan and Ombak Rindu. Ombak Rindu is the third highest box office grosser in Malaysia's history. Deeply entrenched in the Far East Market, Tarantella Pictures was established in 1995 in Indonesia by Sharad Sharan. The company has produced more than 70,000 minutes of programming. Out of the 38 television shows the company produced, 30 were listed on the top ten list of Indonesian television.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Plan of Operations

During 2014, the Company will build upon the operations of 2013 by greenlighting movies for production, releasing Yellow and commencing construction of Phase I of the Studioplex.

Movie Production

The Company expects to finalize its slate for 2014-15 during May 2014 and announce it during the Cannes Film Festival in May. Cannes is the biggest congregation of all elements of the film industry and the launch of the slate will also dovetail into the introduction of the Studioplex for several key industry demographics.

The Company plans to have three films into principal photography by the end of the year and to have at least one film complete by the end of the year.

The Company’s production team will also provide production services and tax credit management for a number of Indian films that are expected to shoot in Georgia to take advantage of the State’s film tax rebate program.

Medient’s horizontal integration plan to produce the same script in multiple languages targets specific high growth markets like China, India and Latin America. The simultaneous production plan minimizes the incremental cost per additional language version while potentially multiplying the revenues.

Film Sales

On January 28, 2014 the Company completed the acquisition of Atlas.  Atlas furthers Medient’s strategy of complete vertical integration.  Atlas arranges production financing, provides worldwide sales, marketing and distribution services and structures co-productions for theatrical and television product.

This year Atlas will represent a minimum of four independent films in addition to Yellow and the new Medient slate and market these films to distributors around the world.

Later in the year the Company will release Yellow. The film has had extremely positive reviews from the trade and the festival audiences and management is confident that it will appeal to the young audience in the USA.

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

On March 21, 2014, Medient announced that Shore Development and Construction, LLC had been engaged by the Company and contracted as the construction manager for the Studioplex.

The facility will be a carbon neutral sustainable complex with a host of green technologies and will be a live - work campus.

Overview

Through the vertical integration of production and distribution, the horizontal integration of multiple language films, the application of technologies and logistics to reduce cost, and the support from the County and State, the Company’s management believes that this strategy will be highly successful in reaching its goals.

The Company intends to obtain debt and/or equity financing to meet its ongoing operating expenses, fund the construction of the Studioplex and to acquire completed theatrical release quality films as well as produce its own films.

Other Significant Events in the Three Months to March 31, 2014

On January 23, 2014 Mr. Matthew Mellon resigned as a director of the Company.

On January 6, 2014, the board of directors adopted a resolution approving an amendment to our articles of incorporation to:

•

effectuate an increase of the authorized common shares from 500,000,000, par value $.001 per share, to 5,000,000,000, par value $.001 per share; and

•

effectuate an increase in the votes per share of the Company’s Series A Preferred Stock, par value $.001 per share, from 25 to 250 votes per share.

Medient obtained the written consent of stockholders representing 64.0% of the voting power of the Company’s outstanding stock as of January 6, 2014, approving an amendment to the Company’s articles of incorporation to effect the above-mentioned corporate actions.  Pursuant to Rule 14c-2 under the Securities Exchange Act of 1934, as amended, the actions would not be effective and an amendment to our articles of incorporation effectuating the corporate actions would not be filed with the Secretary of State for the State of Nevada, until twenty (20) days after the date this information statement is filed with the Securities and Exchange Commission and a copy thereof is mailed to each of the Company’s stockholders.

The filing was made with the Secretary of State for the State of Nevada on March 27, 2014, the Information Statement was duly filed with the SEC on March 17, 2014 and a copy was mailed to the Company’s stockholders on March 17, 2014.

Approval for the amendment to our Articles of Association was granted by the Secretary of State for the State of Nevada on March 27, 2014.

On January 29, 2014, Medient appointed San Francisco based Merriman Capital, Inc. as the Company's capital markets advisor and designated advisor for disclosure for the OTCQX market.

On February 10, 2014, Mr. Kumaran, chairman of the board and chief executive officer, converted $660,000 of personal loans to the Company into common stock at $0.064 per share, the book value of the Company on February 7, 2014. The 10,312,500 shares represent an 822% premium to the closing market price on February 7, 2014.

On March 31, 2014, Medient announced that the first movie in the 2014 slate will be The Damned, which will be Medients's fifteenth feature production. Written by Georgia based writer Chad Darnell, The Damned is a possession horror genre film set in Savannah, Georgia. It is anticipated that principal photography will begin in third quarter of 2014.

On March 31, 2014, Medient announced the following activity guidance:

Announcement of Production 16
Finalization of Technology Partnerships for the Studioplex
Commencement of Construction of Studioplex Phase I
Announcement of Release date for Yellow
Announcement of Production Services Agreements for Indian language films to be filmed in Georgia
Announcement of film slate 2014-15 at Cannes - minimum of four films
Commencement of Production on The Damned
Commencement of first Indian language film to be filmed in Georgia
US Release of Yellow
Commencement of Production on Production 16
Announcement of 2015-16 slate at the American Film Market (6 films)
Completion of Construction of Studioplex Phase

Results of Operations

For the three months ended March 31 2014, the Company had consolidated revenues of $29,143. As a result there was a further amortization of film assets of 1,469, as a result we had a gross margin of $27,674, we incurred general and administrative expenses of $967,029, depreciation expenses of $5,731, and professional fees of $224,863.  We incurred other expense of $19,680. We incurred $205,292 in discount accretion. As a result, we had a net loss of $1,355,561 for the three months ended March 31, 2014.

Comparatively, for the three months ended March 31, 2013, we earned revenues of $1,950,000. We amortized film costs of $1,063,269 and as a result we had a gross margin of $886,731. We incurred general and administrative expenses of $104,981, depreciation expenses of $950, professional fees of $10,000 and license expenses of $2,638. We had interest expense of $52,327 and had a taxation charge of $155,216. As a result, we had a net profit of $560,619 for the three months ended March 31, 2013.

The $1,916,180 difference in net loss for the three months ended March 31, 2014 and the net profit for the three months ended March 31, 2013 was primarily the result of a lack of sales and increased general and administrative expenses and professional fees incurred initiating the building and construction of the Effingham movie Studioplex.

Capital Resources and Sources of Liquidity

For the three months ended March 31, 2014, we used cash from operations of $1,381,166, consisting primarily of our net loss and $210,041 of film costs. The net loss includes the results of Atlas. A further $95,585 was spent on site development costs and $12,802 on equipment resulting in our net cash used in investing activities of $108,387.  We issued $839,339 in restricted notes during the three months ended March 31, 2014 and assumed debt on the Atlas acquisition of $717,000.

For the three months ended March 31, 2013, we had site development costs of $83,923.  As a result, we had net cash used in investing activities of $83,923 for the three months ended March 31, 2013.

For the three months ended March 31, 2014, we received $839,339 on restricted notes borrowings and received $718,469 from other borrowings.  As a result, we had net cash provided by financing activities of $1,557,808 for the three months ended March 31, 2014

For the three months ended March 31, 2013, we received $5,399 from the issuance of common stock.  As a result, we had net cash provided by financing activities of $5,399 for the three months ended March 31, 2013.

As part of the proposed $40 Million cost of the initial phase of construction of the Studioplex, although we have no firm commitments for capital expenditures within the next year, we will be incurring significant costs, which include the costs of architectural design, attorneys, civil engineering, geotechnical survey, DRI development, rezoning, wetland master plan, traffic study, water distribution master plan, sanitary sewer master plan, stormwater master plan, and utility master plan. We currently have a commitment to SDC as general contractor or $100,000.

We have a commitment to financing the documentary in India in the amount of $4,700.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

During the period ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2014, Mr. Kumaran, chairman of the board and chief executive officer, converted $660,000 of personal loans to the Company into common stock at $0.064 per share, the book value of the Company on February 7, 2014. The 10,312,500 shares issued represent an 822% premium to the closing market price on February 7, 2014.

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

Dated: May 16, 2014

Medient Studios, Inc.

By: /s/Manu Kumaran

Manu Kumaran

Principal Executive Officer

Principal Financial Officer