Form 10-Q
period 2014-06-30
MEDIENT STUDIOS, INC.
filed 2014-08-18
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

 ☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 000-53835

Medient Studios, Inc.

(Exact name of registrant as specified in its charter)

Nevada	41-2251802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

131 Southern Boulevard, Savannah, GA	31405
(Address of principal executive offices)	(Zip Code)

(912) 298-2000

(Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer ☐	Non-accelerated filer ☐
Accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

The number of shares outstanding of each of the issuer's classes of common equity as of August 8, 2014: 2,644,187,167 shares of common stock.

MEDIENT STUDIOS, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MEDIENT STUDIOS, INC.

BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

	June 30	December 31
	2014	2013
	(Unaudited)
	$	$
Assets

Current Assets

Cash and Cash Equivalents	156,331	-

Accounts Receivable	-	2,061,000

Accounts Receivable - Related Party	-	3,329,080

Deposits	44,700	74,700

Prepayments	99,164	-

Total Current Assets	300,195	5,464,780

Non-Current Assets

Film Costs, net of accumulated amortization	10,000,000	21,004,258

Land	22,100,000	22,100,000

Site Development Costs	652,952	349,703

Equipment	51,284	38,482

Accumulated Depreciation	(10,907)	(5,779)

Total Non-Current Assets	32,793,329	43,486,664

Total Assets	33,093,524	48,951,444

See the Notes to these Financial Statements

MEDIENT STUDIOS, INC

BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

(continued from previous page)

	June 30	December 31
	2014	2013
	(Unaudited)
	$	$
Liabilities and Stockholders' Equity
Current Liabilities

Accounts Payable	-	187,500

Accounts Payable - Related Parties	-	698,623

Accrued Expenses	415,396	1,082,020

Notes Payable	1,072,059	5,844,000

Credit Line	-	788,289

Restricted Notes	1,850,607	966,000

Aged Debt	1,538,265	617,382

Total Current Liabilities	4,876,327	10,183,814

Long Term Liabilities

Capital Lease Obligation	4,046,122	3,635,538

Deferred Government Assistance	18,464,462	18,464,462

Total Long Term Liabilities	22,510,584	22,100,000

Total Liabilities	27,386,911	32,283,814

See the Notes to these Financial Statements

MEDIENT STUDIOS, INC

BALANCE SHEETS

As of June 30, 2014 and December 31, 3013

(continued from previous page)

	June 30 2014	December 31 2013
	(Unaudited)
	$	$
Shareholders' Equity (Deficit)

Preferred Stock
50,000,000 shares Authorized, and 50,000,000 and 10,000,000 shares Issued and Outstanding respectively	10,040,000	10,000,000

Common Stock, $0.001 Par Value.
500,000,000,000 shares Authorized, and 2,329,050,866 and 109,841,420 shares Issued and Outstanding respectively	2,329,051	109,841

Additional Paid-In Capital	10,967,859	8,167,131

Retained (Deficit)	(17,630,297)	(1,609,342)

Total Stockholders' Equity	5,706,613	16,667,630

Total Liabilities and Stockholders' Equity	33,093,524	48,951,444

See the Notes to these Financial Statements

MEDIENT STUDIOS, INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	June 30	June 30	June 30	June 30
	2014	2013	2014	2013
	$	$	$	$

Revenue	-	-	29,143	1,950,000

Cost of Sales

Amortization of Film Costs	8,623,322	-	8,624,791	1,063,269

Total Cost of Sales	8,623,322	-	8,624,791	1,063,269

Gross Loss	8,623,322	-	8,595,648	886,731

Operating Expenses

Depreciation Expense	207,856	950	418,879	1,900

General and Administrative Expense	254,014	52,674	1,221,043	157,655

Provision for Doubtful Debts	5,250,774	-	5,250,774	-

Licensing Fees	-	-	-	2,638

Professional Fees	169,436	37,750	394,299	47,750

Total Operating Expenses	5,882,080	91,374	7,284,995	209,943

Other

Write Off Investment in Subsidiary - Atlas	126,537	-	126,537	-

Other (Income) / Expense (Net)	33,455	59,558	13,775	111,885

Taxation	-	(30,000)	-	125,216

Net Income / (Loss) after Taxation	(14,655,394)	(120,923)	(16,020,955)	439,687

See the Notes to these Financial Statements

MEDIENT STUDIOS, INC

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

(continued from previous page)

	Three Months	Three Months	Six Months	Six Months
	June 30	June 30	June 30	June 30
	2014	2013	2014	2013

Earnings per share information:
Net Profit / (Loss) per common share, basic and fully diluted	(0.006)	(0.004)	(0.007)	0.013

Weighted Average number of common stock outstanding, basic and diluted	2,329,050,866	33,856,551	2,329,050,866	32,265,334

See the Notes to these Financial Statements

MEDIENT STUDIOS, INC

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30	June 30
	2014	2013
	$	$
Cash Flows from Operating Activities

Net Profit / (Loss)	(16,020,955)	439,687

Adjustments to Reconcile Net Profit / (Loss) to Net Cash used in Operating Activities

Depreciation	(207,856)	1,900

Amortization of Film Costs	8,623,322	1,063,269

Provision for Doubtful Debts	5,250,774	-

Movement in Assets and Liabilities

(Increase) in Accounts Receivable	-	(1,950,000)

Capitalization of Additions to Film Costs	-	(57,019)

(Increase) in Prepayments	(99,164)	-

(Decrease) in Accounts Payable	(48,194)	-

(Decrease) in Notes Payable	(2,563,733)	(3,000,000)

Increase / (Decrease) in Accounts Payable - Related Parties	(750,211)	139,973

Increase / (Decrease) in Accrued Expenses	(615,036)	130,777

Increase in Accrued Interest on Loans	-	111,885

Taxes Payable	-	125,216

Net Cash Used in Operating Activities	(6,015,341)	(3,433,999)

See the Notes to these Financial Statements

MEDIENT STUDIOS, INC.

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

(continued from previous page)

	Six Months	Six Months
	Ended	Ended
	June 30	June 30
	2014	2013
	$	$
Cash Flows Used In Investing Activities

Capitalization of Pre Acquisition Costs	—	(94,594)

Purchase of Fixed Assets	(12,802)	—

Site Development Costs	(303,249)	—

Net Cash Used In Investing Activities	(316,051)	(94,594)

Cash Flows from Financing Activities

Issuance of Preferred Stock	40,000	—

Issuance of Common Stock	5,019,938	3,000,000
Restricted Notes Borrowing	884,607	141,000

Increase in Capital Lease Obligation	410,584	—

Other Borrowings	132,594	—

Cash Flows Provided by Financing Activities	6,487,723	3,141,000

Net Increase in Cash	156,331	—

Cash at Beginning of Period	—	—

Cash at End of Period	156,331	—

Supplemental Disclosure of Non – Cash Activities:
Debt Converted to Common Stock	1,538,265
Notes Issued for Film Costs	2,623,926

See the Notes to these Financial Statements

MEDIENT STUDIOS, INC.

Notes to the Financial Statements

June 30, 2014

(Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Medient Studios, Inc. is a Georgia, U.S. based film production company. In 2013, the Company entered into a lease agreement with the Effingham County Industrial Development Authority (“IDA”) whereby it has beneficial ownership of 1560 acres of land in Effingham County. The Company plans to construct motion picture studios and other related amenities on the property for film production. These facilities will include sound stages, production and post production offices, editing suites, warehouses, mills and set fabrication facilities. We refer to this fully integrated film production campus as a “Studioplex.”

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting. Management believes that all adjustments necessary for a fair presentation of the results of the three and six months ended June 30, 2014 and 2013 respectively, have been made. The Company currently has one subsidiary, Atlas International Film, GmbH (“Atlas”) that it acquired in January, 2014. The financial statements of Atlas were consolidated with the Company’s financial statements for the three months ended March 31, 2014. This included primarily goodwill (preliminary allocation pending valuation of other assets, primarily a film library) and debt that was a legal obligation of Atlas.

On July 7, 2014, the Company was advised that on July 4, 2014, Atlas filed for insolvency in the Munich District Court in Germany. Under the terms of the Sale and Purchase Agreement with Medient, the holder of the senior debt in Atlas is able to foreclose on the assets of Atlas as collateral. In addition, the previous shareholders of Atlas have the ability to buy back the shares of Atlas that the Company acquired of Atlas for $1. Management believes that there is no asset value accruing to the Company, and nor is there an ongoing obligation to settle any of Atlas’ debt. As Atlas has filed for insolvency, the Company no longer controls the ownership of Atlas or the assets and liabilities of Atlas. In view of this, management believes that it is appropriate to report only the results for Medient and not to consolidate the results or assets and liabilities of Atlas.

In addition, the Company has written off its loans to Atlas in the amount of $126,537 as of July 7, 2014.

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

Impairment of Long Lived Assets

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the value of expected future discounted operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or future discounted operating cash flows. The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. As of June 30, 2014, management determined that the Company’s rights in the movies Yellow and Storage 24 were significantly impaired and accordingly has written down the value of the film assets to what management consider the value of expected future discounted operating cash flows expected to be derived from said assets.

Revenue Recognition

The Company recognizes revenue from the sale or licensing arrangement of a film in accordance with ASC 605-15 “Revenue Recognition”. Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of a sale or licensing arrangement with a customer exists;

•	The film is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period of the arrangement has begun and the customer can begin its exploitation, exhibition, or sale;

•	The arrangement fee is fixed or determinable;

•	Collection of the arrangement fee is reasonably assured; and

•	A written contract with a distributor indicating the film name, territory and period is required for the recognition of revenue.

Revenue is recognized when the performance criteria in the contracts have been met.

In the case of Storage 24, various rights were sold for $2,065,500 in 2013. Filings since the date of the sale of those rights adhered to the criteria noted above. However, the recipient of those rights was unable to “on-sell” said rights having now participated in an entire cycle of major film markets, and was therefore unable to settle the accounts receivable with the Company. Accordingly, the Company on July 7, 2014 formally terminated the Rights Acquisition Agreement and the rights therein were returned to the Company. The accounts receivable in the amount of $2,065.500 was written off as a bad debt during the three months ended June 30, 2014.

Film Tax Relief Revenue

Many countries make tax credits and other incentives available to encourage film production in their country. The Company benefits from the United Kingdom Film Tax Relief (“FTR”). The FTR may be treated as a reduction in the capitalized costs of the film assets financed or as revenue to the production company. The FTR has been earned by the production company, assigned to the previous film rights owner, Medient Unstoppable Limited (“MUL”), and then assigned to the Company as revenue.

Medient Unstoppable Limited Revenue

Receivables are due to the Company from a related party, MUL, in the amount of the net proceeds from the FTR, as well as income from sales of rights in Storage 24. MUL is an entity in which the Company’s co-founder is a director. In accordance with an intercompany agreement between the Company and MUL, all revenues earned by MUL for the movie Storage 24 are due to the Company. This includes FTR.

MUL has not as of June 30, 2014 made payment to the Company, and therefore management has instructed litigation counsel to prepare a demand letter to recover the FTR and any other funds from MUL and related parties. These receivables (including FTR - see above under Film Tax Relief Revenue) previously anticipated to be receivable from MUL, are now, in management’s opinion, doubtful, and accordingly, as at June 30, 2014 the full amount of the accounts receivable - related party, in the amount of $3,355,246 has been reserved for.

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company incurred a net loss during the three and six months ended June 30, 2014 and for the three and six months ended June 30, 2013 the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. For the three and six months ended June 30, 2014 and 2013, the Company had no items of other comprehensive income. Therefore, the net loss equals the comprehensive loss for the three months then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments. At June 30, 2014, the Company did not have any financial instruments.

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. As an emerging growth company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company may elect to take advantage of the benefits of this extended transition period in the future.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the six months ended June 30, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - CAPITAL LEASE AND GOVERNMENT ASSISTANCE

On August 21, 2013, the Company entered into a lease agreement (“Lease”) with the Effingham County Industrial Development Authority (the “IDA”). Under the Lease, the Company leased approximately 1,560 acres of land located primarily within Effingham County, Georgia. The Lease is effective from August 21, 2013 through July 1, 2033. No interest is payable and no payments are due for the first two years, with the total rent of $10 million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 million in investment and 1,000 jobs on or before the end of year 5 (five). At the end of the Lease, the Company has the option to purchase the Property for $100. Furthermore, the State of Georgia and the IDA are providing additional cash grants, rebates, and tax incentives for the planned Studioplex. The Lease has been accounted for as a capital lease and the net present value of the minimum lease payments under the Lease is $4.0 million as of June 30, 2014.

The Company obtained an independent third party appraisal on the land leased by the Company, which indicated that the land has a fair market value of $22.1 million. The difference between the net present values of the minimum lease payments and the fair market value of the land is considered the value of the government assistance under the Lease.

The $18.5 million of government assistance has been deferred on the accompanying balance sheet until such time as the Company’s obligations under the Lease have been fulfilled. During the course of the Lease, the Company has beneficial ownership of the land and can utilize the land as collateral for financing purposes. The Company incurred approximately $303,249 and $0 of site development costs on the land in the six months ended June 30, 2014 and 2013, respectively.

The discounted rate used in calculating the present value of the minimum lease payment was 10.72%, which represented the Company’s incremental borrowing rate as at August, 2013.

A discount accretion of $410,584 and $0 has been recorded in the six months ended June 30, 2014 and 2013 respectively relative to the present value of the minimum lease payments.

Future interest and principal payments under the Lease are as follows:

For Period Ended	Interest	Principal	Total Payment	Balance
2014				$4,158,082
2015				4,622,217
2016	$465,478	$90,078	$555,556	4,532,141
2017	455,410	100,146	555,556	4,431,994
2018	444,213	111,343	555,556	4,320,651
Thereafter	$5,034,899	$3,298,433	$8,333,332	$0

NOTE 3 – ACQUISITION OF ATLAS INTERNATIONAL FILM GMBH

In January 2014, the Company completed the acquisition of Atlas. Under the Sale and Purchase Agreement, the Company purchased 100% of the issued and paid up capital of Euro 100,000 for $50,000, payable by issuing 5,000,000 common shares of the Company at $0.001 per share.

Atlas had been consolidated as of March 31, 2014 and its results of operations were recorded subsequent to the date of acquisition. The Company had temporarily recorded the excess purchase price as goodwill as of March 31, 2014. The Company was to undertake a third party appraisal of Atlas’ film library as soon as practicable and believed that most of the goodwill would be allocated to the film library at that time.

On July 7, 2014, the Company was advised that Atlas had filed for insolvency in the Munich District Court in Germany on July 4, 2014. The filing for insolvency indicates that the Company no longer has control of Atlas, its stock, assets and liabilities, and therefore is no longer consolidating Atlas as of June 30, 2014.

Up to and including the three months ended June 30, 2014, the Company advanced $126,537 to Atlas to support its operating overheads. This amount has been written off in the three months ended June 30, 2014 as irrecoverable from Atlas.

NOTE 4 – MATERIAL AGREEMENTS

The Company was assigned agreements with Universal Pictures Visual Programming Limited (“Universal”) to distribute the film Storage 24 for a period of 25 years commencing on the date of the firm release of the film through any media by Universal. The territories covered by this agreement are the United Kingdom and Eire, Australasia (as defined), Germany, Austria, and German speaking Switzerland and Benelux (consisting of Belgium, Netherlands and Luxembourg). The agreement outlines the royalty payments, which vary based on the type of distribution (internet streaming, free television, pay television, e.t.c.) and range from 20% to 50% of net receipts. Other distribution agreements with similar terms have been entered into for other territories, including the United States and other international territories, for Storage 24. The Company is owed approximately $3.4 million under this agreement. The Company has been unable to collect these receivables under the agreement and has instructed its litigation counsel to take legal action to collect them. The receivables have been fully reserved as of June 30, 2014.

The Company had sold the rights for the development, production and exploitation of any prequel, sequel or remake film(s) of the Storage 24, together with such rights required for the inclusion of the Monster in film(s) for approximately $2.1 million. As a result of non-payment by the purchaser, the Company was forced to terminate the rights agreement with the rights included therein having been transferred back to the Company. The amount of accounts receivable of $2,065,500 has been treated as a bad debt and provided for as a doubtful debt in full.

As of March 20, 2014 the Company contracted with Shore Development & Construction, LLC to act as general contractor for the building of the Company’s planned Studioplex in Effingham, Georgia.

On June 26, 2014 the Company engaged Foley Design Associates Architects, Inc. for services including architectural design, interior design, engineering and land planning for the first phase of the production facilities on the Studioplex site in Effingham, Georgia.

Since a management realignment in June 2014, management has significantly modified its design plans for the Studioplex, concentrating on the construction of the initial sound stages, production and post production offices in a phased construction plan so that movie production can begin as soon as reasonably possible. Further phases of construction will commence in a strategic phased approach.

NOTE 5 – FILM COSTS

The Company had acquired the rights to two completed films: Storage 24 and Yellow.

Storage 24 was released in Europe in 2012 in the United States in 2013. The residual value of Storage 24 was $1,771,880 as of March 31, 2014. Given the subsequent termination of the sale of rights agreement and the consequent writing down of the accounts receivable, management does not consider that Storage 24 will now generate further significant revenues and has, therefore, has written down the residual value of Storage 24 to $0 in the three months ended June 31, 2014,

The Company is currently reviewing domestic and international release dates for Yellow.

Previous impairment analyses had indicated a prints and advertising (“P&A”) spend of $20 million to release the movie in the US. Such a level of P&A spend should have generated sufficient revenues (when added to the expected revenues from the foreign market) to recover the costs of Yellow in full. At that time management was of the opinion that the $20 million would be able to be raised to support the film’s release.

Since that time, the SEC temporarily suspended trading in the Company’s stock, making it more difficult to raise the required $20 million for P&A. Monies raised from the public markets are now being utilized to support corporate overheads, pre-production of future films, and the build of the Studioplex.

Accordingly, given this change of circumstance, management no longer believes that a “wide” release of the film is likely or realistic, and its performance and therefore generation of revenues will be reduced accordingly.

Under its current impairment analysis, management concluded that the fair value of Yellow is $10,000,000, and has written the cost of the film to this amount in the three months ended June 30, 2014. This resulted in an impairment charge of $5,343,221 in the quarter.

A number of other films were being developed by the Company. Management believes that these films are now unlikely to be produced or exploited and have written their cost of $206,421 down to $0 in the three months ended June 30, 2014.

The Company had filmed a documentary in India with it’s initial preproduction costs of $50,300 paid by the Company in the three months ended March 31, 2014. The Company considers these costs irrecoverable, and has therefore written these costs down to $0 in the three months ended June 30, 2014. The Company has issued a demand for the return of the funds or return of the documentary footage.

No further costs have been incurred in respect of Film Costs in the three months ended June 30, 2014.

The following presents the cost basis of each of the Company’s films:

	June 30 2014	December 31 2013
Yellow	$15,343,221	$14,653,173
Storage 24	5,500,000	5,500,000
Films in Development	358,721	34,000
Film Costs, Prior to Amortization	$21,201,942	$20,187,173
Less: Accumulated Amortization	11,201,942	2,658,647
Total Film Costs (net)	$10,000,000	$17,528,526

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

As of June 30, 2014, management determined that both major assets Storage 24 and Yellow were significantly impaired and accordingly has written down the value of the film assets to $0 for Storage 24 and $10,000,000 for Yellow, which represents what management considers the value of expected future discounted operating cash flows expected to be derived from these assets.

In addition, the Company had previously been charged with various further costs in the amount of $2,500,000 in respect of Yellow and pre-vizualization costs of $1,264,000 in connection with two further productions - Production 16 and Production 17. These charges have been withdrawn as of the three months ended June 30, 2014.

Because Atlas has filed for insolvency (as at July 4, 2014), the Company no longer has control of Atlas or its assets. As a result Atlas’ film assets will not be consolidated with the Company’s film assets.

NOTE 6 – NOTES PAYABLE

The following presents the notes payable outstanding as of June 30, 2014.

				June 30, 2014
Lender	Date of Loan	Due Date	Original Principal Amount	Principal Balance Only	Balance with Accrued Interest	Film
Tommee May	5/18/11	Post Release	180,000	180,000	180,000	Yellow
AMAG	9/13/11	8/31/12	1,000,000	92,268	292,059	Yellow
Derreck Lee	5/1/11	Post Release	500,000	600,000	600,000	Yellow
				$872,268	$1,072,059

Tommee May, a media investor, made a loan of $180,000 towards the production cost of the film Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012. No interest is payable.

AMAG, Inc., a media investment company made a loan of $1,000,000 to the Company, which has accumulated $199,791 of interest, towards the production cost of the film Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012 and is due $292,059 (including interest). Interest is accruing at a penalty rate of 18%. In addition to repayment of principal and interest, AMAG shall receive a three percent profit participation in Yellow. The Company is in the process of negotiating an extension of the maturity date. During the three months ended June 30, 2014, $792,024 has been repaid.

Derreck Lee, a media investor made a loan of $500,000 to the Company, which has accumulated $100,000 of interest, towards the production cost of the film Yellow. In addition to repayment of principal and interest, Mr. Lee shall receive profit participation in the film after all other debts and equity investors in the film are paid in full. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012. No interest is current payable.

As of June 30, 2014, it cannot be reasonably estimated as to how much, if any, may be paid out as profit participation under these agreements and therefore, nothing (other than interest where applicable) has been accrued.

NOTE 7 - CREDIT LINE

As of June 30, 2014, the Company’s credit line, in the amount of $806,506 (which includes $600,000 that was drawn down, interest and other costs) was repaid in full on May 13, 2014. The Company has no other outstanding liabilities on any credit facilities.

NOTE 8 – RESTRICTED NOTES

During the three months ended June 30, 2014, the Company issued $1,301,700 of Convertible Notes. Of these Restricted Notes $1,256,432 were converted to common stock during the period. The balance of Restricted Notes as at June 30, 2014 was $1,850,607.

The Restricted Notes typically mature in six to 12 months, and carry an interest charge of between 0% and 12% per annum. Penalty interest is typically 18% per annum and repayment is typically at 150% of face value.

The Restricted Notes usually have conversion rights that typically are priced as follows:

i)	Fixed price
ii)	At a discount calculated over a period of time (ordinarily 5-10 days) prior to the date of conversion. Discounts typically range from 37% to 45%.
iii)	An option of either a fixed price or discount.

Accrued Interest as of June 30, 2014 on the Restricted Notes was $0 as industry practice indicates no interest is charged on conversion.

NOTE 9 – AGED DEBT

During the three months to June 30, 2014, the Company retired debt with the use of Aged Debt in the amount of $2,737,770. Of the total Aged Debt, $1,475,964 was converted to common stock during the period, with a balance outstanding of $1,538,265 as at June 30, 2014.

The Aged Debt typically matures in six to 12 months, and carry an interest charge of between 0% and 12% per annum. Penalty interest is typically 18% per annum and repayment is typically at 150% of face value.

The Aged Debt usually has conversion rights that typically are priced as follows:

i)	Fixed price
ii)	At a discount calculated over a period of time (ordinarily 5-10 days) prior to the date of conversion. Discounts typically range from 37% to 45%.
iii)	An option of either a fixed price or discount

Interest Accrued on Aged Debt as of June 30, 2014 was $0 as industry practice indicates no interest is charged on conversion.

NOTE 10 – SCREEN ACTORS GUILD

During the year ended December 31, 2013, the Company assumed a debt due to the Screen Actors Guild (“SAG”) regarding the film, Yellow, in the amount of $311,244 of which $269,244 was outstanding at December 31, 2013. The Company repaid the full $269,244 of the debt in the three months ended March 31, 2014.

The Company also has a deposit held by SAG in the amount of $70,000 as at March 31, 2013. During the three months ended June 30, 2014, some $30,000 was agreed to be released to SAG in satisfaction of further debts re Yellow.

NOTE 11 - STOCKHOLDERS' EQUITY

The authorized capital stock of the Company is 5,000,000,000 shares with a $0.001 par value. At June 30, 2014 and 2013, the Company had 2,329,050,866 and 33,856,551 shares of its common stock issued and outstanding respectively. The Company has 50,000,000 Series A preferred shares authorized and 50,000,000 and 10,000,000 Series A preferred shares issued and outstanding as at June 30, 2014 and June 30, 2013 respectively.

During the three months ended June 30, 2014 and 2013, the Company issued 2,001,167,212 and zero, common stock respectively. During the three months ended June 30, 2014 and 2013 the Company issued 40,000,000 shares of preferred stock and zero shares of Series A preferred stock respectively.

NOTE 12- INCOME TAXES

The Company has adopted ASC 740-10 that requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 The cumulative tax effect at the expected tax rate of 20% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2014 and December 31, 2013 are as follows:

Prior Year	$321,869	$48,543
Tax Benefit for Period	3,204,191	273,326
Total Deferred Tax Asset	3,526,060	321,869
Less: Valuation Allowance	(3,526,060)	(321,869)
Net Deferred Tax Asset	$0	$0

At June 30, 2014 and at December 31, 2013, the Company had net deferred tax assets of $0 for federal income tax purposes. These assets, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 13 – EMPLOYEE BENEFIT PLANS

During the three months ended June 30, 2014 and 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any class of employees.

NOTE 14 - ACCOUNTS PAYABLE - RELATED PARTIES

Our former Chief Executive Officer, Manu. Kumaran had previously advanced the Company various monies for operating expenses. The amount due to related parties at June 30, 2013 was $626,878.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As presented in Note 6, the Company has entered into participation agreements in which the Company will pay the participation holders a portion of the proceeds from films after all debt has been repaid. As of June 30, 2014, it cannot be reasonably estimated as to how much, if any, may be paid out under these agreements, and therefore, no interest has been accrued.

NOTE 16 - SUBSEQUENT EVENTS

Effective July 7, 2014 the Company terminated the Rights Acquisition Agreement (“RAA”) dated March 25, 2013 and the Extension to the Rights Acquisition Agreement dated August 5, 2013 between the Company and Stealth Media Group Limited (“SMG”) pursuant to which the Company agreed to sell certain rights in the motion picture Storage 24 to SMG. Under the RAA Euro 1,500,000 was to be paid to the Company on or before July 23, 2013 that was subsequently extended to October 31, 2013. SMG was unable to sell the rights as originally contracted and failed to pay the required payment under the RAA. As a result the Company terminated the RAA and all rights that were to be transferred to SMG reverted to the Company in full.

There are no material early termination penalties incurred by the Company in the termination of the RAA.

On July 7, 2014 the Company was advised that its wholly owned subsidiary, Atlas had filed for insolvency with the Munich District Court on July 4, 2014. The acquisition of Atlas by the Company was completed in January, 2014.

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

Overview

We are a Georgia, U.S. based film production company. In 2013, the Company entered into a lease agreement with the Effingham County Industrial Development Authority (“IDA”) whereby it has beneficial ownership of 1560 acres of land in Effingham County. The Company plans to construct a fully integrated film production facility (“Studioplex”) on the Property. The planned Studioplex will feature sound stages, production and post production facilities, editing suites, warehouses, mills, and set fabrication facilities. The Company is focusing on feature film projects that can be filmed on the Company’s property, or surrounding locations, to minimize costs and maximize efficiencies. The Company has retained Foley Design Associates Architects, Inc. as the architect for the project.

The Company has initiated pre production on the horror thriller film titled RIP. This film will be produced in Savannah and coastal Georgia. The Company is reviewing a number of film projects to add to its production slate for 2015. The management team is preparing the order of the slate of films so that upon the “wrap” of one film, the crew and the Company’s assets can be immediately deployed to begin work on the next film project. This “assembly line” approach is being implemented to maximize film production efficiencies. Through a combination of foreign film rights sales, investment capital, production efficiencies, and film tax credits, the management team is confident that they will be able to obtain production financing for these projects. There can be no assurance that we will be able to obtain financing on acceptable terms, or at all available.

Plan of Operations

Since the management realignment in June 2014, management has significantly pared back its initial plans for the Studioplex, concentrating on the construction of the initial sound stages, production and post production offices so that movie production can begin as soon as reasonably possible. Further phases of construction will commence based on availability of future cash resources.

Production of movies not requiring the sound stages are being prioritized to generate revenues from the property and services able to be provided by the Company.

On March 21, 2014, Medient announced that Shore Development and Construction, LLC had been engaged by the Company and contracted as the construction manager for the Studioplex. Since then initial ground clearing had commenced and an architect had been engaged.

The Company intends to obtain debt and/or equity financing to meet its ongoing operating expenses, fund the initial construction of the Studioplex and to develop and produce theatrical release quality films. The Company currently has no agreements in place for any funding, and there can be no assurance that financing will be available to us on acceptable terms, or at all. If We are not able to obtain financing We will be forced to downsize our planned operations or curtail Our business.

Recent Developments

On June 19, 2014, Manu Kumaran resigned from his position on the Board of Directors of the Company.

On June 12, 2014 the Company issued 40,000,000 Series A Preferred Shares, par value $0.001 per share to Jake Shapiro as compensation for his services as the Company’s Chief Executive Officer. The calculated value of the shares paid to Mr. Shapiro for his services was $64,000. Each share of Series A Preferred Share carries 250 votes per share.

On June 9, 2014 Manu Kumaran was terminated from his position as Chief Executive Officer and Chairman of the Board of Directors of the Company by a vote of the Board of Directors of the Company.

On June 9, 2014 Jake Shapiro was appointed Chief Executive Officer of the Company.

On June 9, 2014, Charles Koppelman, a director of the Company was elected Chairman of the Board of Directors of the Company.

On May 22, 2014, the Company issued 29,565,217 shares of common stock to David Patterson as compensation for him joining the Company’s Board of Directors. The calculated value of his compensation as a director of the Company is $103,478.

On May 22, 2014 David Patterson was elected as a director of the Company for an initial term of one year.

Results of Operations

For the three months ended June 30, 2014, the Company had no revenues. The Company recorded film impairment charges of $8,623,322 and a resultant gross loss of $8,623,322. The film impairment charge was primarily related to the film Yellow. We incurred general and administrative expenses of $254,014, depreciation expenses of $207,856, and professional fees of $169,436. We incurred other expense of $33,455. We wrote off $126,537 of investment and advances to Atlas. We provided $5,250,774 for bad debts. These receivables related to the sale of rights in the film Storage 24. As a result, we had a net loss of $14,665,394 for the three months ended June 30, 2014.

Comparatively, for the three months ended June 30, 2013, we had no revenues. We amortized film costs of $0 and as a result we had a gross margin of $0. We incurred general and administrative expenses of $52,674, depreciation expenses of $950, professional fees of $37,750 and license expenses of $0. We had other expenses of $59,558 and had a taxation charge of $30,000. As a result, we had a net loss of $120,932 for the three months ended June 30, 2013.

The $14,544,462 difference in net loss for the three months ended June 30, 2014 and the net loss for the three months ended June, 2013 was primarily the result of impairing long term assets and providing for bad debts while incurring increased general and administrative expenses and professional fees incurred initiating the building and construction of the Studioplex.

For the six months ended June 30, 2014, the Company had revenues of $29,143. The Company recorded film impairment charges of $8,624,791 and a resultant gross loss of $8,595,648. The film impairment charge was primarily related to the film Yellow. We incurred general and administrative expenses of $1,221,043, depreciation expenses of $418,879, and professional fees of $394,299. We incurred other expense of $13,755. We wrote off $126,537 of investment and advances to Atlas. We provided $5,250,774 for bad debts. The receivables related to the sale of rights in the film Storage 24. As a result, we had a net loss of $16,020,955 for the three months ended June 30, 2014.

Comparatively, for the six months ended June, 2013, we earned revenues of $1,950,000. We amortized film costs of $1,063,269 and as a result we had a gross margin of $886,731. We incurred general and administrative expenses of $157,655, depreciation expenses of $1900, professional fees of $47,750 and license expenses of $2,638. We had other expenses of $111,885 and had a taxation charge of $125,216. As a result, we had a net profit of $439,687 for the six months ended June 30, 2013.

The $16,460,642 difference in net loss for the six months ended June 30, 2014 and the net profit for the six months ended June, 2013 was primarily the result of impairing long term assets and providing for bad debts while incurring increased general and administrative expenses and professional fees incurred initiating the building and construction of the Studioplex.

Capital Resources and Sources of Liquidity

●	The Company currently finances its operations through investment capital from a number of accredited investors. The primary use of the funds is funding of the Company’s operations and costs associated with the design, engineering, and construction of the Studioplex.
●	During the quarter, $6,015,341 was used by operating activities. This is an increase compared to $3,433,999 for the quarter ending June 30, 2013.
●	Over the next twelve months, the Company’s cash requirements for operations are expected to be $1,200,000. These requirements are expected to be funded by a combination of proceeds generated by the release of Yellow new film productions, and investor capital. There can be no assurance that We will receive any proceeds from the release of Yellow or that We will be able to raise capital, if at all, upon terms acceptable to the Company.
●	The Company’s long term capital commitments of $90 million is for the construction costs associated with Phase 1 of the Studioplex. These funds are expected to be raised through a combination of traditional construction finance, cash flow from film projects, and investor capital. The Company has committed to invest a minimum of $90 million in the Studioplex by August of 2018.
●	The Company’s current and future sources of capital are from funding received from investors, the upcoming release of Yellow, film tax credits, and domestic and international film rights sales. There can be no assurance that the Company will be successful in obtaining capital. If the Company was unsuccessful at raising additional capital or releasing Yellow this could lead to the Company’s termination of operations.
●	The Company has historically funded its operations from the sale of its securities. The Company believes that it will be successful in obtaining the necessary funding to meet its short term and long term capital requirements. The Company is not aware of any current or future trends, uncertainties, or commitments that would impair its ability to raise short term or long term capital.

For the three months ended June 30, 2014, we used cash from operations of $6,015,341, consisting primarily of our net loss less non – cash impairments. The net loss excludes the results of Atlas. A further $303,249 was spent on site development costs and $12,802 on equipment resulting in our net cash used in investing activities of $316,051. We issued $884,607 in restricted notes and issued $5,019,938 of common stock during the three months ended June 30, 2014.

For the three months ended June 30, 2013, we had cash used for operations of $3,433,999, cash used in investing activities of $94,594 and cash provided by financing activities of $3,141,000.

We currently had no firm commitments for capital expenditures within the next year. However, as part of the proposed $90 million cost of the initial phase of construction of the planned Studioplex, we anticipate that we will be incurring significant costs in the next six months, which include the costs of architectural design, attorneys, civil engineering, geotechnical survey, DRI development, rezoning, wetland master plan, traffic study, water distribution master plan, sanitary sewer master plan, stormwater master plan, and utility master plan..

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of June 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of Our management, including Our chief executive officer and principal financial officer, We conducted an evaluation of Our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014. Based on this evaluation, Our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the period ended June, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 23, 2014 Mr. Manu Kumaran, the former Chairman and Chief Executive Officer of the Company, filed a Complaint in the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Company, its directors and Mr. Shapiro, the Company’s Chief Executive Officer.

There were five Causes of Action including;

          1)       Corporate dissolution and appointment of a Receiver

          2)       Injunctive Relief

          3)       Declaratory relief

          4)       Cancellation / Rescission of void of stock issuance

          5)       Breach of fiduciary duty

Mr. Kumaran petitioned specifically, pursuant to his Complaint, for immediate corporate dissolution and appointment of a receiver, along with other injunctive relief.  At a Court hearing on July 23, 2014, the Court dismissed Mr. Kumaran’s application for injunction, appointment of a receiver and dissolution of the corporation and further awarded Medient’s attorneys’ fees in having to defend and oppose this wrongful application.

The Company intends to pursue dismissal of Plaintiff’s claims and to vigorously defend the remaining lawsuit which is urrently set for trial on April 20, 2015.

On July 8, 2014 Mr. Kumara filed a further action in the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Company, its directors and Mr. Shapiro. The action sought a proposed Order Granting Temporary Restraining Order and setting a Preliminary Injunction Hearing.

The hearing was held on July 23, 2014, and the action was dismissed with the Court further ordering the Plaintiff to pay the Company’s legal costs.

The Company is aware that on June 27, 2014 June O’Hearn individually and derivatively on behalf of Medient Studios, Inc. filed a complaint in the Superior Court of Effingham County State of Georgia against the Company, its directors, Mr. Shapiro, the Company’s Chief Executive Officer and Mr. Manu Kumaran, former chairman and Chief Executive Officer of the Company.

The eight counts are as follows:

I.	Violations of Section 14 (a) of the Exchange Act
II.	Breach of Fiduciary Duty
III.	Gross Mismanagement
IV.	Waste of Corporate Assets
V.	Equity Dilution
VI.	Unjust Enrichment
VII.	Punitive Damages
VIII.	Attorney’s Fees and Expenses

The Company intends to vigorously defend itself in this matter.

On July 2, 2014 Jay M. Self filed a complaint in the State Court of Chatham County against the Company relating to his alleged employment contract, including the following claims:

A.	$50,125.65 in unpaid salary
B.	$274.55 in unreimbursed expenses
C.	$10,000 value of stock
D.	Attorney fees and other expenses
E.	All other relief to which Plaintiff may be entitled

On August 6, 2014, the Company filed an answer.

The Company intends to vigorously defend itself in this matter.

 ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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

Dated: August 15, 2014

Medient Studios, Inc.

By:	/s/Jake Shapiro
Jake Shapiro Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

