Form 10-Q
period 2014-09-30
MOON RIVER STUDIOS, INC.
filed 2014-11-19
CIK 1476278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 000-53835

Moon River Studios, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	41-2251802
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

135 Goshen Road Extension, Suite 205, Rincon, GA	31326
(Address of principal executive offices)	(Zip Code)

(912) 298 2000

(Registrant's telephone number, including area code)

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

The number of shares outstanding of each of the issuer's classes of common equity as of November 19, 2014: 2,932,187,169 shares of common stock.

MOON RIVER STUDIOS, INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

MOON RIVER STUDIOS, INC

BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
	$	$
Assets
Current Assets
Cash and Cash Equivalents	$ 26,002	$ -
Accounts Receivable	51,588	2,061,000
Accounts Receivable - Related Party	-	3,329,080
Deposits	47,430	74,700
Total Current Assets	125,020	5,464,780

Non-Current Assets
Film Costs, net of accumulated amortization	10,025,343	21,004,258
Land	22,100,000	22,100,000
Site Development Costs	657,182	349,703
Equipment	99,284	38,482
Accumulated Depreciation	(15,871)	(5,779)
Total Non-Current Assets	32,865,938	43,486,664
Total Assets	$32,990,958	$48,951,444

Liabilities and Stockholders' Equity
Current Liabilities
Accounts Payable	$ -	$ 187,500
Accounts Payable - Related Parties	-	698,623
Accrued Expenses	924,783	1,082,020
Notes Payable	1,074,893	5,844,000
Credit Line	-	788,289
Convertible Notes	2,735,539	1,583,382
Total Current Liabilities	4,735,215	10,183,814

Long Term Liabilities
Capital Lease Obligation	4,251,414	3,635,538
Deferred Government Assistance	18,464,462	18,464,462
Total Long Term Liabilities	22,715,876	22,100,000
Total Liabilities	27,451,091	32,283,814

Shareholders' Equity (Deficit)
Preferred Stock: 50,000,000 shares Authorized, and 50,000,000 and 10,000,000 shares Issued and Outstanding respectively	10,040,000	10,000,000
Common Stock, $0.001 Par Value. 5,000,000,000 shares Authorized, and 2,932,187,169 and 109,841,420 shares Issued and Outstanding respectively	2,932,187	109,841
Additional Paid-In Capital	11,118,365	8,167,131
Retained (Deficit)	(18,550,685)	(1,609,342)
Total Stockholders' Equity	5,539,867	16,667,630
Total Liabilities and Stockholders' Equity	$32,990,958	$48,951,444

See the Notes to these Financial Statements

MOON RIVER STUDIOS, INC.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	$	$	$	$
Revenue	$ -	$ (38,381)	$ 29,143	$1,911,619
Cost of Sales
Commissions and Fees	-	6,181	-	6,181
Amortization of Film Costs	-	6,204	8,624,791	1,069,473
Total Cost of Sales	-	12,385	8,624,791	1,075,654
Gross (Loss)/ Income	-	(50,766)	(8,595,648)	835,965

Operating Expenses
Depreciation Expense	4,964	1,924	10,092	3,824
Capital Lease Obligation Accretion	205,292	-	619,043	-
General and Administrative Expense	511,147	438,092	1,732,190	595,747
Provision for Doubtful Debts	-	-	5,250,774	-
Licensing Fees	-	-	-	2,638
Professional Fees	190,331	193,839	584,630	241,589
Total Operating Expenses	911,734	633,855	8,196,729	843,798

Other
Write Off Investment in Subsidiary - Atlas	-	-	126,537	-
Other (Income) / Expense (Net)	8,654	35,738	22,429	147,623
Taxation (Benefit)	-	(125,216)	-	-
Net Income / (Loss) after Taxation	$(920,388)	$(595,143)	$(16,941,343)	$(155,456)

Earnings per share information:
Net Profit / (Loss) per common share, basic and fully diluted	$ (0.000)	$ (0.015)	$ (0.007)	$ (0.005)
Weighted Average number of common stock outstanding, basic and diluted	2,932,187,169	39,752,684	2,329,050,866	33,240,165

See Notes to these Financial Statements

MOON RIVER STUDIOS, INC

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	$	$
Cash Flows from Operating Activities
Net (loss)	$(16,941,343)	$(155,456)
Adjustments to Reconcile Net Profit / (Loss) to Net Cash used in Operating Activities
Depreciation	10,092	3,824
Capital Lease Obligation Accretion	619,043	-
Amortization of Film Costs	10,359,872	1,069,473
Provision for Doubtful Debts	5,390,080	-
Movement in Assets and Liabilities
(Increase) in Accounts Receivable	(51,588)	(1,977,067)
Capitalization of Additions to Film Costs	-	(513,698)
(Decrease) in Accounts Payable	(187,500)	(8,769)
Other	43,470	(373,035)
(Decrease) in Settlement	-	(385,000)
Net Cash Used in Operating Activities	$ (757,874)	$(2,339,728)

Cash Flows Used In Investing Activities
Purchase of Fixed Assets	$ (60,802)	$ (19,482)
Site Development Costs	(307,479)	-
Net Cash from Investing Activities	$ (368,281)	$ (19,482)

Cash Flows from Financing Activities
Increase in Credit Line	$ -	$ 600,000
Increase in Convertible Notes	1,152,157	1,759,210
Cash Flows Provided by Financing Activities	$ 1,152,157	$ 2,359,210

Net increase / (Decrease) in Cash	26,002	-
Cash at beginning of the year	-	-
Cash at end of year	$ 26,002	$ -

Supplemental Disclosure of Non - Cash Investing and Financing Activities
(Decrease) in Accounts Payable - Related Parties	(698,623)	-
Debt Converted to Common Stock	5,172,287	-
Capital Lease and Government Assistance	-	22,100,000
Decrease in Line of Credit	(788,289)	-

See the Notes to these Financial Statements

MOON RIVER STUDIOS, INC.

Notes to the Financial Statements

September 30, 2014

(Unaudited)

NOTE 1 - BUSINESS, BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business

Moon River Studios, Inc. is a Georgia, U.S. based film production company. In 2013, the Company entered into a lease agreement with the Effingham County Industrial Development Authority (“IDA”) whereby it has beneficial ownership of 1560 acres in Effingham County. The Company plans to construct motion picture studios and other related amenities on the property for film production.  These facilities will include sound stages, production and post production offices,  editing suites, warehouses, mills and set fabrication facilities.  We refer to this fully integrated film production campus as a “Studioplex.”

Basis of Presentation

The Company prepares its financial statements on the accrual basis of accounting.   Management believes that all adjustments necessary for a fair presentation of the results of the three and nine months ended September 30, 2014 and 2013 respectively have been made.

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

Film Costs

The Company acquired the rights to two completed films: Storage 24 and Yellow. Storage 24 was released in Europe in 2012 and in the United States in 2013.  The Company is currently reviewing dates for domestic and international release of Yellow.

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

Impairment of Long Lived Assets

The Company evaluates, on a periodic basis, long-lived assets to be held and used for impairment in accordance with the reporting requirements of ASC 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. The evaluation is based on certain impairment indicators, such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If these impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, then an estimate of the value of expected future discounted operating cash flows is used to determine whether the asset is recoverable and the amount of any impairment is measured as the difference between the carrying amount of the asset and its estimated fair value. The fair value is estimated using valuation techniques such as market prices for similar assets or future discounted operating cash flows.  The Company reviews capitalized film costs for impairment whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable or at least once per year. As of June 30, 2014, management determined that the Company’s rights in the movies Yellow and Storage 24 were significantly impaired and accordingly wrote down the value of the film assets to what management consider the value of expected future discounted operating cash flows expected to be derived from the films. At this time, management does not believe that further impairments are required to be accounted for in the three months ended September 30, 2014.

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

Film Tax Relief Revenue

Many countries make tax credits and other incentives available to encourage film production in their country. The Company benefits from the United Kingdom Film Tax Relief (“FTR”).  The FTR may be treated as a reduction in the capitalized costs of the film assets financed or as revenue to the production company. The FTR is earned by the production company, assigned to the previous film rights owner, Medient Unstoppable Limited (“MUL”), and then assigned to the Company as revenue.

Medient Unstoppable Limited Revenue

Receivables are due to the Company from a related party, MUL, in the amount of the net proceeds from the FTR, as well as income from sales of the rights in Storage 24. MUL is an entity in which the Company’s co-founder is a director. In accordance with an intercompany agreement between the Company and MUL, all revenues earned by MUL for the movie Storage 24 are due to the Company. This includes FTR.

MUL has not, as of September 30, 2014, made payment to the Company, and litigation counsel has sought recovery of the FTR and any other funds from MUL and related parties. All receivables from MUL have been fully reserved for.

Earnings per Share

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered. As the Company incurred a net loss during the three and nine months ended September 30, 2014 and for the three and nine months ended September 30, 2013 the basic and diluted loss per common share is the same amount, as any common stock equivalents would be considered anti-dilutive.

Comprehensive Income

ASC 220 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements.  For the three and nine months ended September 30, 2014 and 2013, the Company had no items of other comprehensive income.  Therefore, the net loss equals the comprehensive loss for the three months then ended.

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

Fair Value of Financial Instruments

In accordance with the reporting requirements of ASC 820, the Company calculates the fair value of its assets and liabilities which qualify as financial instruments under this statement and includes this additional information in the notes to the financial statements when the fair value is different than the carrying value of those financial instruments.   At September 30, 2014, the Company did not have any financial instruments.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during the nine months ended September 30, 2014, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 2 - CAPITAL LEASE AND GOVERNMENT ASSISTANCE

On August 21, 2013, the Company entered into a lease agreement (“Lease”) with the Effingham County Industrial Development Authority (the “IDA”). Under the Lease, the Company leased approximately 1,560 acres of land located primarily within Effingham County, Georgia. The Lease is effective from August 21, 2013 through July 1, 2033. No interest is payable and no payments are due for the first two years, with the total rent of $10 million being paid in 18 equal annual installments, commencing February 28, 2016. The Company is obligated to pay additional rent if it does not achieve the specified goals of $90 million in investment and 1,000 jobs on or before the end of year 5 (five). At the end of the Lease, the Company has the option to purchase the Property for $100. Furthermore, the State of Georgia and the IDA are providing additional cash grants, rebates, and tax incentives for the planned Studioplex. The Lease has been accounted for as a capital lease and the net present value of the minimum lease payments under the Lease is $4.3 million.

The Company obtained an independent third party appraisal on the land leased by the Company, which indicated that the land has a fair market value of $22.1 million. The difference between the net present values of the minimum lease payments and the fair market value of the land is considered the value of the government assistance under the Lease.

The $18.5 million of government assistance has been deferred on the accompanying balance sheet until such time as the Company’s obligations under the Lease have been fulfilled. During the course of the Lease, the Company has beneficial ownership of the land and can utilize the land as collateral for financing purposes. The Company incurred approximately $307,479 and $0 of site development costs on the land in the nine months ended September 30, 2014 and 2013, respectively.

The discounted rate used in calculating the present value of the minimum lease payment was 10.72%, which represented the Company’s incremental borrowing rate as of August, 2013.

A discount accretion of $615,876 and $0 has been recorded in the nine months ended September 30, 2014 and 2013 respectively, relative to the present value of the minimum lease payments.

Future interest and principal payments under the Lease are as follows:

For Period Ended	Interest	Principal	Total Payment	Balance
2014				$4,158,082
2015				4,622,141
2016	$ 465,478	$ 90,078	$ 555,556	4,532,141
2017	455,410	100,146	555,556	4,431,994
2018	444,213	111,343	555,556	4,320,651
Thereafter	$5,034,899	$3,298,433	$8,333,332	$ 0

NOTE 3 - ACQUISITION OF ATLAS INTERNATIONAL FILM GMBH

In January 2014, the Company completed the acquisition of Atlas. Under the Sale and Purchase Agreement, the Company purchased 100% of the issued and paid up capital of Euro 100,000 for $50,000, payable by issuing 5,000,000 common shares of the Company at $0.001 per share.

On July 7, 2014, the Company was advised that Atlas had filed for insolvency in the Munich District Court in Germany on July 4, 2014. As a result the Company lost control of Atlas, and as such, Atlas was de-consolidated.

NOTE 4 - CHANGE OF NAME AND REVERSE SPLIT

On August 27, 2014 the Company announced that the Board of Directors of the Company had approved a 1 for 1,000 reverse stock split of the Company's issued and outstanding common and preferred stock. On September 30, 2014, the Company filed a Certificate of Amendment to the Articles of Incorporation to effect the reverse stock split and change the name of the Company to Moon River Studios, Inc. The reverse split will take effect upon approval by appropriate regulatory agencies.

NOTE 5 – MATERIAL AGREEMENTS

On August 26, 2014 the Company announced that Hussey, Gay, Bell & DeYoung has been officially engaged to prepare and provide data for inclusion in the Development of Regional Impact review package. The information was submitted through Effingham County, as authority having jurisdiction, to the Coastal Regional Commission.

On September 24, 2014 the Company announced that the Company had engaged Choate Construction Company as the Construction Manager for the Studioplex.

NOTE 6 – FILM COSTS

The Company had acquired the rights to two completed films: Storage 24 and Yellow. Storage 24 was released in Europe in 2012 in the United States in 2013. The Company had written down the residual value of Storage 24 to $0 in the three months ended June 30, 2014,

Management continues to believe that Storage 24 will not generate further significant revenues.

The Company is currently reviewing domestic and international release dates for Yellow.

In the three months ended June 30, 2014 under its impairment analysis, management concluded that the fair value of Yellow is $10,000,000, and has written the cost of the film to reflect this amount. Management’s current impairment analysis continues to evaluate the fair value of Yellow as $10,000,000 for the three months ended September 30, 2014.

A number of other films are being developed by the Company for which the capitalized cost is $25,343 for the three months ended September 30, 2014.

The following presents the cost basis of each of the Company’s films:

	September 30, 2014	December 31, 2013
Yellow	$15,343,221	$14,653,173
Storage 24	5,500,000	5,500,000
Films in Development	384,064	34,000

Film Costs, Prior to Amortization	$21,227,285	$20,187,173
Less: Accumulated Amortization and Impairment	11,201,942	2,658,647
Total Film Costs (net)	$10,025,343	$17,528,526

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

As of June 30, 2014, management determined that both major assets, Storage 24 and Yellow, were significantly impaired and accordingly has written down the value of the film assets to $0 for Storage 24 and $10,000,000 for Yellow. As of September 30, 2014 the Company continues to believe that this represents the value of expected future discounted operating cash flows expected to be derived from these assets.

NOTE 7 – NOTES PAYABLE

The following presents the notes payable outstanding as of September 30, 2014.

				September 30, 2014
Lender	Date of Loan	Due Date	Original Principal Amount	Principal Balance Only	Balance with Accrued Interest	Film
Tommee May	5/18/2011	Post Release	$ 180,000	$180,000	$ 180,000	Yellow
AMAG	9/13/2011	8/31/2012	1,000,000	81,958	294,893	Yellow
Derreck Lee	5/1/2011	Post Release	500,000	600,000	600,000	Yellow
				$861,958	$1,074,893

Tommee May, a media investor, made a loan of $180,000 towards the production cost of the film Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow as of October 18, 2012.  No interest is payable.

AMAG, Inc., a media investment company made a loan of $1,000,000 towards the production cost of the film Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow and matured on August 31, 2012. The total amount due under this loan at September 30, 2104 is $294,893 (including accrued interest of $212,935). Interest is accruing at a penalty rate of 18%. In addition to repayment of principal and interest, AMAG shall receive a three percent profit participation in Yellow. The Company is in the process of negotiating an extension of the maturity date. During the three months ended September 30, 2014, $10,309 has been repaid.

Derreck Lee, a media investor, made a loan of $500,000 towards the production cost of the film Yellow. This liability was assumed by the Company upon the acquisition of the rights in Yellow. In addition to repayment of principal and interest, Mr. Lee shall receive profit participation in the film after all other debts and equity investors in the film are paid in full. No interest is current payable.

As of September 30, 2014, it cannot be reasonably estimated as to how much, if any, may be paid out as profit participation under these agreements and therefore, we have not accrued any amounts with respect to these liabilities (other than interest where applicable).

NOTE 8 - CREDIT LINE

The Company’s credit line was repaid in full on May 13, 2014 with the issuance of Convertible Notes.  The Company has no other outstanding liabilities on any credit facilities.

NOTE 9 – CONVERTIBLE NOTES

During the three months ended September 30, 2014, the Company issued an aggregate of $100,309 in convertible notes (“Notes”) and retired $753,642 of Notes. The balance of the Notes as at September 30, 2014 was $2,735,539.

The Notes typically mature in six to 12 months, and carry an interest charge of between 0% and 12% per annum. Penalty interest is typically 18% per annum and repayment is typically at 150% of face value.

The Notes have conversion rights that typically are priced as follows:

i)

Fixed price,

ii)

At a discount to face value calculated over a period of time (ordinarily 5-10 days) prior to the date of conversion. Discounts to face value typically range from 37% to 45%.

iii)

An option of either a fixed price or discount.

Accrued Interest as of September 30, 2014 on the Notes was $0 as industry practice indicates no interest is charged on conversion.

NOTE 10 – SCREEN ACTORS GUILD

During the year ended December 31, 2013, the Company assumed a debt due to the Screen Actors Guild (“SAG”) which was incurred in connection with the film, Yellow, in the amount of $311,244 of which $269,244 was outstanding at December 31, 2013. The Company repaid $269,244 of the debt in the three months ended March 31, 2014.

The Company also has a deposit held by SAG in the amount of approximately $40,000 as of September 30, 2014.

NOTE 11 - STOCKHOLDERS' EQUITY

The authorized common stock of the Company is 5,000,000,000 shares with a $0.001 par value per share. At September 30, 2014 and 2013, the Company had 2,932,187,169 and 33,856,551 shares of its common stock issued and outstanding, respectively. The Company has 50,000,000 Series A preferred shares authorized of which 50,000,000 and 10,000,000 Series A preferred shares were issued and outstanding as at September 30, 2014 and September 30, 2013, respectively.

During the three months ended September 30, 2014 and 2013, the Company issued 603,136,301 and zero, common stock, respectively. During the three months ended September 30, 2014 and 2013 the Company issued zero shares of Series A preferred stock respectively.

NOTE 12- INCOME TAXES

The Company has adopted ASC 740-10 that requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 20% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014	December 31, 2013
Prior Year	$ 321,869	$ 48,543
Tax Benefit for Period	3,388,269	273,326
Total Deferred Tax Asset	3,710,138	321,869
Less: Valuation Allowance	(3,710,138)	(321,869)
Net Deferred Tax Asset	$ 0	$ 0

At September 30, 2014 and at December 31, 2013, the Company had net deferred tax assets of $0 for federal income tax purposes. These assets, if not utilized to offset taxable income, will begin to expire in 2028.

NOTE 13 – EMPLOYEE BENEFIT PLANS

During the three months ended September 30, 2014 and 2013, there were no qualified or non-qualified employee pension, profit sharing, stock option, or other plans authorized for any of employees.

NOTE 14 - ACCOUNTS RECEIVABLE

The amount of accounts receivable at September 30, 2014 was $51,588.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

As presented in Note 7, the Company has entered into participation agreements in which the Company will pay the participation holders a portion of the proceeds from films after all debt has been repaid.    As of September 30, 2014, it cannot be reasonably estimated as to how much, if any, may be paid out under these agreements, and therefore, no interest has been accrued.

NOTE 16 - SUBSEQUENT EVENTS

On October 1, 2014, the Company moved its offices to 135 Goshen Road Extension, Rincon, GA 31326. The Company’s move locates it in Effingham County and closer to the Studiplex property.

On October 27, 2014 the master plan in relation to the development of the Studioplex property was approved by the IDA.

On July 2, 2014 Jay M Self (“Self”) filed a Complaint in the State Court of Chatham County against the Company relating to his alleged employment contract, including the following claims:

A.

$50,125.65 in unpaid salary

B.

$274.55 in unreimbursed expenses

C.

$10,000 value of stock

D.

Attorney fees and other expenses

E.

All other relief to which Plaintiff may be entitled

The Company attended a mediation hearing on November 5, 2014 where the case was dismissed.

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

Unless the context requires otherwise, references in this document to the “Registrant” "We," Us," “Our” “Moon River” or the "Company" are to Moon River Studios, Inc.

Overview

We are a Georgia, U.S. based film production company. In 2013, the Company entered into a lease agreement with the Effingham County Industrial Development Authority (“IDA”) whereby it has beneficial ownership of 1560 acres in Effingham County. The Company plans to construct a fully integrated film production facility (“Studioplex”) on the Property.  The planned Studioplex will feature sound stages, production and post-production facilities, editing suites, warehouses, mills, and set fabrication facilities.  The Company is focusing on feature film projects that can be filmed on the Company’s property, or surrounding locations, to minimize costs and maximize efficiencies.  The Company has retained Foley Design Associates Architects, Inc. as the architect for the project.  The Company also has retained Hussey, Gay, Bell & DeYoung as Civil Engineers, and Choate Construction as Construction Manager.

We have initiated pre-production on the horror thriller film titled “R.I.P.”  This film will be produced in Savannah and coastal Georgia.  The Company is reviewing a number of film projects to add to its production slate for 2015.  The management team is preparing the order of the slate of films so that upon the “wrap” of one film, the crew and the Company’s assets can be immediately deployed to begin work on the next film project.  This “assembly line” approach is being implemented to maximize film production efficiencies.  Through a combination of foreign film rights sales, investment capital, production efficiencies, and film tax credits, we believe that we  will be able to obtain production financing for these projects.

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

We intend to obtain debt and/or equity financing to meet its ongoing operating expenses, fund the initial construction of the Studioplex and to develop and produce theatrical release quality films. We currently have no agreements in place for any funding, and there can be no assurance that financing will be available to us on acceptable terms, or at all. If We are not able to obtain financing We will be forced to downsize our planned operations or curtail Our business.

Recent Developments

On July 7, 2014, the Company was advised that its wholly owned subsidiary, Atlas had filed for insolvency with the Munich District Court on July 4, 2014. The Company has since been advised that by order of the Amtsgericht München (District Court of Munich), dated September 30, 2014 the insolvency proceedings over the assets of the Atlas were opened. The acquisition of Atlas by the Company was completed in January, 2014.

On July 31, 2014 the Company dissolved the joint venture agreement with Tarantella Pictures previously entered in May 2014, at no cost to the Company.

On September 26, 2014, the Company submitted the Development Regional Impact application to Effingham County.  The permit was approved on November 12, 2014.

Results of Operations

Three months ended September 30, 2014 compared to the three months ended September 30, 2013

For the three months ended September 30, 2014, the Company had no revenues as compared to revenues of ($38,381) for the three months ended September 30, 2013, as no revenues were derived from the exploitation of the films. The Company recorded cost of sales of $0 and a resultant gross loss of $0 during the period ended September 30, 2014 as compared to cost of sales of $12,385 and a gross loss of $50,766 for the period ended September 30, 2013 again, as there was no further exploitation of the films. We incurred general and administrative expenses of $511,147, depreciation expenses of $4,964, capital lease obligation accretion of $205,292 and professional fees of $190,331 during the period ended September 30, 2014 as compared to general and administrative expenses of $438,092, depreciation expenses of $1,924 and professional fees of $193,839 during the period ended September 30, 2013. The increase in depreciation is the inclusion of the discount accretion arising under the lease with the IDA. We incurred other expense of $8,654, during the three months ended September 30, 2014 and $35,738 during the three months ended September 30, 2013. The decrease arose due to a reduction in public company expenses.  As a result, we had a net loss of $920,388 for the three months ended September 30, 2014, compared to a net loss of $595,143 for the three months ended September 30, 2013. The $325,245 difference in net loss for the three months ended September 30, 2014 and the net loss for the three months ended September 30, 2013 was primarily the result of accounting for the discount accretion relating to the capital lease with the IDA.

Nine months ended September 30, 2014 compared to the Nine months ended September 30, 2013

For the nine months ended September 30, 2014, the Company had revenues of $29,143 compared to $1,911,619 for the nine months ended September 30, 2013. During 2013 the film Storage 24 was exploited generating revenues and incurring cost of sales. The Company recorded film impairment charges of $8,624,791 in 2014. As a result there was a further amortization of film assets of $8,624,791 as a result we had a gross loss of $8,595,648.  During the nine months ended September 30, 2013 the Company had cost of sales of $1,075,654 and a gross profit of $835,965. The difference arises from the net effect of impairing the cost of Storage 24 and other film projects, whilst deriving no income. We incurred general and administrative expenses of $1,732,190, depreciation expenses of $10,092, capital lease obligation accretion of $619,043 and professional fees of $584,630 in the nine months ended September 30, 2014. In the nine months ended September 30, 2013 we incurred general and administrative expenses of $595,747, depreciation expenses of 3,824 and professional fees of $241,589. The increase in general and administrative expenses arises following the execution of the long term lease with the IDA and accompanying increase in staffing, consultancy and general overheads. The significant increase in depreciation arises through accounting for the discount accretion relating to the capital lease with the IDA. During the nine months ended September 30, 2014 we provided for doubtful debts of $5,250,774, and $0 in the nine months ended September 30, 2013. We incurred other expense of $22,429 in the nine months ended September 30, 2014 compared with $147,623 in the nine months ended September 30, 2013. The reduction in 2014 arises from the decrease in interest charges. We wrote off $126,537 of investment and advances to Atlas in the nine months ended September 30, 2014 ($0 in 2013).  In the nine months ended September 30, 2014 the Company incurred license fees of $0 compared to $2,638 for the nine months ended September 30, 2013. As a result, We had a net loss of $16,941,343 for the nine months ended September 30, 2014. For the nine months ended September 30, 2013 we incurred a net loss of $155,456.

The $16,785,887 difference in net loss for the nine months ended September 30, 2014 and the net loss for the nine months ended September 30, 2013 was primarily the result of impairing long term assets and providing for bad debts while incurring increased general and administrative expenses and professional fees incurred initiating the building and construction of the Studioplex.

Capital Resources and Sources of Liquidity

The Company currently finances its operations through investment capital from a number of accredited investors.  The primary use of the funds is funding the Company’s operations and costs associated with the design, engineering, and construction of the Studioplex. Over the next twelve months, the Company’s cash requirement for operations is expected to be approximately $1,200,000.  This requirement is expected to be funded by a combination of proceeds generated by the release of Yellow, new film productions, and investor capital.  There can be no assurance that we will receive any proceeds from the release of Yellow or that we will be able to raise capital, if at all, upon terms acceptable to the Company. The Company’s long term capital commitment of $90 million is for the construction costs associated with Phase 1 of the Studioplex.  These funds are expected to be raised through a combination of traditional construction finance, cash flow from film projects, and investor capital.  The Company has committed to invest a minimum of $90 million in the Studioplex by August of 2018. The Company currently has no agreements, arrangements or understandings with respect to obtaining the necessary capital and there can be no assurance that the Company will be able to raise the required funds.

The Company’s current and future sources of capital are from investors, the upcoming release of Yellow, film tax credits, and domestic and international film rights sales. If the Company was unsuccessful at raising additional capital or releasing Yellow this could lead to the Company’s termination of operations.

The Company has historically funded its operations from the sale of its securities. However, due to the Company’s current status on the “Gray Market”, and the unavailability of authorized shares of common stock, due to the reservation of a large number of shares of the Company’s stock for issuance under convertible notes, the Company faces challenges in raising short term and long term capital.  Furthermore, there can be no assurances that the Company will be able to obtain any funding.

For the nine months ended September 30, 2014, we used cash from operations of $757,874, consisting primarily of our net loss offset by non – cash charges related to film impairments and provisions for doubtful accounts. A further $307,479 was spent on site development costs and $60,802 on equipment resulting in our net cash used in investing activities of $368,281. We issued $1,152,157, in convertible notes during the nine months ended September 30, 2014.

For the nine months ended September 30, 2013, we had cash used for operations of $2,339,728, cash used in investing activities of $19,482 and cash provided by financing activities of $2,359,209.

We currently have no firm commitments for capital expenditures within the next year. However, as part of the proposed $90 million cost of the initial phase of construction of the planned Studioplex, we anticipate that we will be incurring significant costs in the next six months, which include the costs of architectural design, attorneys, civil engineering, geotechnical survey, DRI development, rezoning, wetland master plan, traffic study, water distribution master plan, sanitary sewer master plan, stormwater master plan, and utility master plan.

Off - Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements as of September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Act”), as of September 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officer concluded such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

During the period ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3)

Declaratory relief

4)

Cancellation / Rescission of void of stock issuance

5)

Breach of fiduciary duty

At a Court hearing on July 23, 2014 the Court dismissed the Cause of Action seeking corporate dissolution and appointment of a receiver.

The other Causes of Action are scheduled for trial on April 20, 2015. The Company is confident of prevailing at that time.

On November 6, 2014 Nevada District Judge Poloha ordered the plaintiff, Kumaran, to appear in court on December 17, 2014 to show cause as to why he should not be held in contempt of court for failing to comply with the court’s previous orders.

On July 8, 2014 Mr. Manu Kumaran, the former Chairman and Chief Executive Officer of the Company, filed a further action in the Second Judicial District Court of the State of Nevada in and for the County of Washoe against the Company, its directors and Mr. Shapiro, the Company’s Chief Executive Officer. The action sought a Proposed Order Granting Temporary Restraining Order and Setting Preliminary Injunction Hearing.

The hearing was held on July 23, 2014, and the action was dismissed with the Court further ordering the Plaintiff to pay the Company’s legal costs.

On June 27, 2014, June O’Hearn, individually and derivatively on behalf of the Company, filed a complaint in the Superior Court of Effingham County State of Georgia against the Company, its directors, Jake Shapiro, the Company’s Chief Executive Officer and Mr. Manu Kumaran, former chairman and Chief Executive Officer of the Company. The complaint alleges violations of Section 14(a) of the Exchange Act, breach of fiduciary duty, gross mismanagement, waste of corporate assets; causing dilution of the Company’s shares,  and unjust enrichment against Mr. Shapiro. The complaint seeks the payment of punitive damages and attorney’s fees and expenses to the plaintiff and recovery to the Company of restitution, disgorgement to the Company of all profits, benefits and other compensation obtained by the defendants and damages to the Company as a result of the allegations by plaintiff and equity relief as permitted by law, equity and applicable state statutory provisions.

The Company petitioned the Court to have the jurisdiction moved from Georgia state court to federal court.  On September 2, 2014, this petition was granted.  On September 15, 2014, the Company filed a motion to have this case dismissed.  The motion is currently pending.

The Company will defend this lawsuit and believes that it will prevail.

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

Dated: November 19, 2014

Moon River Studios, Inc.

By: /s/Jake Shapiro

Jake Shapiro

Chief Executive Officer

(Principal Executive Officer and

Principal Financial and Accounting Officer)